Form 10QSB
period 1996-03-31
CONCORDE GAMING CORP
filed 1996-05-09
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                Commission File Number:                   0-8698
                                                          ------

                          CONCORDE GAMING CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

             COLORADO                                        84-0716683
   ------------------------------                          ---------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                                3290 LIEN STREET
                       RAPID CITY, SOUTH DAKOTA 57702
                    ----------------------------------------
                    (Address of principal executive offices)

                               (605) 341-7738
                          ---------------------------
                          (Issuer's telephone number)

                                Not Applicable
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                                ----    ----

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   As of April 30, 1996, there
were 26,755,193 shares of the issuer's $.01 par value common stock outstanding. A subsidiary of the issuer owns 4,825,400 shares of the issuer resulting, for financial statement reporting purposes only, in a total of 21,929,793 shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /  /  No / X /

                                     INDEX

                          CONCORDE GAMING CORPORATION
                                and Subsidiaries


PART 1 - FINANCIAL INFORMATION

                                                                                   Page No.
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet
         at March 31, 1996 (unaudited)                                               1

     Condensed Consolidated Statements of Earnings for
         Three Months Ended March 31, 1996 and 1995 and
         for Six Months Ended March 31, 1996 and 1995 (unaudited)                    3

     Condensed Consolidated Statements of Stockholders'
         Equity for the Periods Ended March 31, 1996,
         September 30, 1995 and March 31, 1995 (unaudited)                           4

     Condensed Consolidated Statements of Cash Flows for
         Six Months Ended March 31, 1996 and 1995 (unaudited)                        5

     Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                                 7

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  9


PART II - OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                            14

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 1996
                                  (unaudited)

     Assets

Current assets:
     Cash                                                          $    166,547
     Receivables:
       Trade                                                             20,662
       Management agreement                                             252,127
       Interest                                                          55,946
       Current maturities of long-term receivables:
          The Three Affiliated Tribes                                 1,603,800
          Notes receivable                                              292,566
     Prepaid expenses                                                   183,327
                                                                   ------------
       Total current assets                                        $  2,574,975
                                                                   ------------

Investments and long-term receivables:
     Long-term receivables from The Three Affiliated Tribes        $  4,901,374
     Notes receivable, less current maturities                          175,023
     Other                                                               16,750
                                                                   ------------
                                                                   $  5,093,147
                                                                   ------------

Property and equipment, at cost:
     Land                                                          $     50,000
     Building and improvements                                          205,511
     Video lottery equipment                                          2,486,161
     Furniture and equipment                                            241,482
     Leasehold improvements                                             303,746
     Vehicles                                                           120,825
                                                                   ------------
                                                                   $  3,407,725
     Less accumulated depreciation                                   (1,267,765)
                                                                   ------------
                                                                   $  2,139,960
                                                                   ------------

Intangibles:
     Noncompetition agreements, net                                $     51,649
     Other, principally goodwill, net                                   389,241
     Casino development and financing costs, net                        540,322
                                                                   ------------
                                                                   $    981,212
                                                                   ------------

                                                                   $ 10,789,294
                                                                   ============


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                 March 31, 1996
                                  (unaudited)

     Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable:
     Current maturities of long-term debt                          $  4,413,571
     Accounts payable:
       Trade                                                            294,731
       Construction and property and equipment related                  267,029
     Accrued expenses:
       Lottery state share                                              181,593
       Other                                                             88,586
     Income taxes payable                                                14,734
                                                                   ------------
              Total current liabilities                            $  5,260,244
                                                                   ------------

Long-term debt, less current maturities                            $  1,187,858
                                                                   ------------

Note payable to related party                                      $    690,000
                                                                   ------------

Deferred income taxes                                              $     68,200
                                                                   ------------

Stockholders' equity:
     Common stock, par value $.01 per share; authorized
       500,000,000 shares; issued 26,755,193 at March 31, 1996     $    267,552
     Preferred stock, par value $.01 per share; authorized
       10,000,000 shares; no shares issued and outstanding                    0
     Additional paid-in capital                                       3,889,918
     Accumulated deficit                                                (50,964)
                                                                   ------------
                                                                   $  4,106,506
     Less stock subscription in the form of a note
       and related  accrued interest receivable                        (205,912)
     Less cost of treasury stock, 4,825,400 shares                     (317,602)
                                                                   ------------
                                                                   $  3,582,992
                                                                   ------------

                                                                   $ 10,789,294
                                                                   ============


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months Ended March 31, 1996 and 1995, and Six Months Ended
                            March 31, 1996 and 1995
                                  (unaudited)

                                                 Three Months Ended              Six Months Ended
                                               March 31, 1996 and 1995        March 31, 1996 and 1995
                                            ----------------------------    ----------------------------
                                                1996            1995            1996            1995
                                            ------------    ------------    ------------    ------------
Revenues:
     Video lottery                          $  2,172,860    $  2,281,006    $  4,643,656    $  3,163,989
     Management agreement                        391,143         561,753         914,553       1,048,361
     Other                                        38,424           6,345          44,916           8,600
                                            ------------    ------------    ------------    ------------
                                            $  2,602,427    $  2,849,104    $  5,603,125    $  4,220,950
                                            ------------    ------------    ------------    ------------

Costs and expenses:
     Video lottery state share              $  1,081,389    $    935,696    $  2,307,847    $  1,157,477
     Video lottery location share                681,861         835,822       1,497,411       1,300,874
     Compensation expenses                       241,928         182,916         437,890         318,485
     Business development costs                   22,345          14,409          36,286          69,082
     Operating expenses                          489,529         316,894         922,933         681,242
                                            ------------    ------------    ------------    ------------
       Total costs and expenses             $  2,517,052    $  2,285,737    $  5,202,367    $  3,527,160
                                            ------------    ------------    ------------    ------------

Operating income                            $     85,375    $    563,367    $    400,758    $    693,790
                                            ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                        $    153,858    $    163,874    $    293,361    $    302,666
     Loss on sale of equipment                    (6,274)         (1,301)         (6,731)        (49,826)
     Other income                                  1,662          25,000           2,883          50,824
     Interest expense and financing costs       (219,079)       (318,909)       (446,314)       (852,347)
                                            ------------    ------------    ------------    ------------
                                            $    (69,833)   $   (131,336)   $   (156,801)   $   (548,683)
                                            ------------    ------------    ------------    ------------

Earnings before income taxes                $     15,542    $    432,031    $    243,957    $    145,107

Federal and state income taxes              $      4,950    $    155,205    $     87,800    $     52,005
                                            ------------    ------------    ------------    ------------

Net earnings                                $     10,592    $    276,826    $    156,157    $     93,102
                                            ============    ============    ============    ============

Net earnings per common and
  common equivalent share                          $0.00           $0.01           $0.01           $0.00
                                            ============    ============    ============    ============

Weighted average number of common and
  common equivalent shares outstanding        21,938,246      21,936,085      21,958,489      22,009,276
                                            ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Periods Ended March 31, 1996, September 30, 1995 and March 31, 1995
                                  (unaudited)

                                                       Number of
                                                        Common                      Additional
                                                        Shares         Common         paid-in      Accumulated
                                                      Outstanding       stock         capital         deficit
                                                      -----------    -----------    -----------    -----------
Balance, September 30, 1994                            26,987,593    $   269,876    $ 3,898,745    $(1,266,994)

   Net loss                                                     0              0              0         93,102
   Cancellation of 153,400 shares of common stock
     relating to merger with Bruce H. Lien Company       (153,400)        (1,534)         1,534              0
   Cancellation of 79,000 shares of
     common  stock held in treasury                       (79,000)          (790)       (83,683)             0
   Issuance of warrant for 40,000 shares of common
     stock in connection with note payable                      0              0          4,000              0
   Interest earned on note receivable                           0              0         22,888              0
   Principal payments received on note receivable               0              0              0              0
                                                      -----------    -----------    -----------    -----------
Balance, March 31, 1995                                26,755,193        267,552      3,843,484     (1,173,892)

   Net income                                                   0              0              0        966,771
   Issuance of warrant for 360,000 shares of common
     stock in connection with note payable                      0              0          4,000              0
   Interest earned on note receivable                           0              0         21,291              0
   Principal payments received on note receivable               0              0              0              0
                                                      -----------    -----------    -----------    -----------
Balance, September 30, 1995                            26,755,193        267,552      3,868,775       (207,121)

   Net income                                                   0              0              0        156,157
   Issuance of warrant for 80,000 shares of common
     stock in connection with note payable                      0              0          1,600              0
   Interest earned on note receivable                           0              0         19,543              0
   Principal payments received on note receivable               0              0              0              0
                                                      ===========    ===========    ===========    ===========
Balance, March 31, 1996                                26,755,193    $   267,552    $ 3,889,918    $   (50,964)
                                                      ===========    ===========    ===========    ===========
                                                         Stock
                                                      subscription
                                                      in the form
                                                       of a note
                                                      and related
                                                        interest      Treasury
                                                       receivable       stock           Total
                                                      ------------   -----------    -----------
Balance, September 30, 1994                           $  (261,181)   $  (402,075)   $ 2,238,371

   Net loss                                                     0              0         93,102
   Cancellation of 153,400 shares of common stock
     relating to merger with Bruce H. Lien Company              0              0              0
   Cancellation of 79,000 shares of
     common  stock held in treasury                             0         84,473              0
   Issuance of warrant for 40,000 shares of common
     stock in connection with note payable                      0              0          4,000
   Interest earned on note receivable                         169              0         23,057
   Principal payments received on note receivable          16,607              0         16,607
                                                      -----------    -----------    -----------
Balance, March 31, 1995                                  (244,405)      (317,602)     2,375,137

   Net income                                                   0              0        966,771
   Issuance of warrant for 360,000 shares of common
     stock in connection with note payable                      0              0          4,000
   Interest earned on note receivable                         186              0         21,477
   Principal payments received on note receivable          18,187              0         18,187
                                                      -----------    -----------    -----------
Balance, September 30, 1995                              (226,032)      (317,602)     3,385,572

   Net income                                                   0              0        156,157
   Issuance of warrant for 80,000 shares of common
     stock in connection with note payable                      0              0          1,600
   Interest earned on note receivable                         202              0         19,745
   Principal payments received on note receivable          19,918              0         19,918
                                                      ===========    ===========    ===========
Balance, March 31, 1996                               $  (205,912)   $  (317,602)   $ 3,582,992
                                                      ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 1996 and 1995
                                  (unaudited)



                                                                      1996            1995
                                                                   -----------    -----------
Cash flows from operating activities:
   Net income                                                      $   156,157    $    93,102
   Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation                                                      209,441        210,733
     Amortization                                                       92,793        129,146
     Warrants issued                                                     1,600              0
     Loss on disposal of video lottery equipment held for resale             0         52,221
     Loss (gain) on sale of property and equipment                       6,733         (2,391)
     Deferred income taxes                                                   0         52,005
     Other                                                                   0        (50,824)
     Changes in assets and liabilities:
       Receivables - trade, management fees, interest                   56,539         65,498
       Prepaid expenses                                                (37,347)      (103,476)
       Accounts payable and accrued expenses                           169,932        401,452
       Income taxes payable                                            (16,954)             0
                                                                   -----------    -----------
   Net cash provided by operating activities                       $   638,894    $   847,466
                                                                   -----------    -----------

Cash flows from investing activities:
   Advances on long-term receivables                               $   (84,500)   $   (29,733)
   Principal payments received on long-term receivables              1,004,733        743,842
   Proceeds from sale of property and equipment                         40,304         37,050
   Purchase of property and equipment                                 (329,910)       (17,032)
   Payments for casino development costs                              (164,790)       (16,709)
   Other                                                                     0        (18,796)
                                                                   -----------    -----------
   Net cash provided by investing activities                       $   465,837    $   698,622
                                                                   -----------    -----------

Cash flows from financing activities:
   Proceeds from long-term borrowing                               $    12,992    $   170,405
   Principal payments on long-term debt                             (1,496,277)    (1,208,196)
   Net change in short-term borrowings                                 (15,000)       (90,000)
   Payment of accounts payable, construction related                         0       (149,596)
   Payment of accounts payable, property and equipment related               0       (162,171)
   Payments received on stock subscription in the form of a
     note and related interest receivable                               39,663         39,664
                                                                   -----------    -----------
   Net cash (used in) financing activities                         $(1,458,622)   $(1,399,894)
                                                                   -----------    -----------

         Net increase (decrease) in cash                           $  (353,891)   $   146,194
Cash:
   Beginning                                                           520,438        147,287
                                                                   -----------    -----------

   Ending                                                          $   166,547    $   293,481
                                                                   ===========    ===========

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                    Six Months Ended March 31, 1996 and 1995
                                  (unaudited)



                                                                          1996       1995
                                                                        --------   --------
Supplemental disclosures of cash flow information:
   Cash payments for:
     Interest                                                           $448,623   $556,844
                                                                        ========   ========


     Income taxes                                                       $105,000   $ 59,000
                                                                        ========   ========


Supplemental schedule of noncash investing and financing activities:

     Property and equipment acquired by issuance of long-term debt      $190,000
                                                                        ========

     Property and equipment acquired by incurring accounts payable      $ 67,174
                                                                        ========

     Long-term note receivable for the sale
       of video lottery casino assets                                              $152,800
                                                                                   ========

     Cancellation of 79,000 common shares held in treasury                         $ 84,473
                                                                                   ========

     Cancellation of 153,400 common shares returned to the Company
       in accordance with a lookback provision involved with a merger              $  1,534
                                                                                   ========


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)


(1)      Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended September 30, 1995 included in the Company's 1995 Annual Report on Form 10-KSB.


 (2)     Concentration of Revenues/Credit Risk

         A substantial portion of the Company's revenues are derived from the management of the 4 Bears Casino & Lodge (the "Casino") pursuant to a management agreement (the "Management Agreement") between Bruce H. Lien Company, a wholly-owned subsidiary of the Company ("BHL"), and the Three Affiliated Tribes ("TAT"). A significant portion of the Company's assets are notes receivable related to the Management Agreement. The Company's ability to continue to earn management fees, collect on the outstanding notes receivable, and fund its existing obligations is highly dependent upon the future earnings and cash flow from the Management Agreement. Any adverse change in the operations of the Casino, the Company's relationship with TAT, compliance with TAT's gaming compact with the State of North Dakota, or an adverse ruling in the current arbitration proceedings between the Company and TAT could have a material adverse effect on the financial condition and operations of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)

(3)      NIGC Review

         In June 1995, the National Indian Gaming Commission (the "NIGC") requested that TAT and BHL submit the Management Agreement and certain related documents to the NIGC for review. The deadline for the NIGC completing the review of the Management Agreement is May 21, 1996.
         The NIGC reviews management agreements to determine whether they comply with the Indian Gaming Regulatory Act (the "IGRA"). If the NIGC determines that the Management Agreement does not comply with the IGRA, it may (i) require the parties to modify the Management Agreement, including but not limited to, reducing the management fee and the term of the Management Agreement, or (ii) void the Management Agreement. Any reduction in the management fee or the term of the Management Agreement or the voiding of the Management Agreement would have a material adverse effect on the Company. In addition, any reduction in the management fee or the term of the Management Agreement would substantially reduce the value of the Management Agreement to the Company. The Company does not believe that the NIGC has the authority to require a modification of or to void the Management Agreement since the Bureau of Indian Affairs previously determined in February 1993 that the terms of the Management Agreement complied with the IGRA. As a result, the Company believes the Management Agreement does comply with IGRA and that the NIGC review will not adversely impact the Company. In the event the NIGC requires a modification of or voids the Management Agreement, the Company intends to seek judicial relief to stay such action pending a judicial determination of the NIGC's authority to take such actions. However, there can be no assurances that such judicial relief would be granted or that a court would stay any actions of the NIGC.

         In March 1996, the Company met informally with representatives of TAT and the acting Chairman of the NIGC. The NIGC called the meeting to facilitate a settlement of the disputes between the Company and TAT and to address issues arising out of the NIGC's review of the
         Management Agreement.   The Company expects to meet with TAT and the
         NIGC again prior to the May 21, 1996 deadline.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On June 22, 1994, the South Dakota Supreme Court issued a decision holding that video lottery was not a lottery as defined in the South Dakota Constitution, and therefore, was unconstitutional. The court's decision became effective on August 13, 1994, and resulted in the shutdown of all video lottery machines in South Dakota (the "State"). In November 1994, the voters of South Dakota approved a constitutional amendment legalizing video lottery as it had been operated in South Dakota. After a 100-day shutdown, the Company reinstated its video lottery operations in South Dakota on November 22, 1994, the effective date of the constitutional amendment. Due to the video lottery shutdown extending 52 days into the six month period ended March 31, 1995 (the "1994 Shutdown"), the financial results for the six months ended March 31, 1995 have been adversely impacted.

RESULTS OF OPERATIONS

Three Months ended March 31, 1996 Compared to Three Months ended March 31, 1995

         Revenues. Total revenues decreased 8.7% to $2,602,427 for the three months ended March 31, 1996, compared to $2,849,104 for the three months ended March 31, 1995. The decrease was attributable to decreases in video lottery revenues and management agreement revenues. Video lottery revenues decreased 4.7% to $2,172,860 for the three months ended March 31, 1996, compared to $2,281,006 for the three months ended March 31, 1995. Revenues from the Management Agreement decreased 30.4% to $391,143 for the three months ended March 31, 1996, compared to $561,753 for the three months ended March 31, 1995, due to the decreased profitability of the Casino primarily resulting from harsh winter weather.

         Costs and expenses. Total costs and expenses increased 10.1% to $2,517,052 for the three months ended March 31, 1996, compared to $2,285,737 for the three months ended March 31, 1995. The increase was primarily attributable to increases in video lottery state share, compensation expense and operating expenses. Video lottery state share increased 15.6% to $1,081,389 for the three months ended March 31, 1996, compared to $935,696 for the three months ended March 31, 1995, due to an increase in the percentage paid to the State to 50% for three months ended March 31, 1996, compared to 37% for the three months ended March 31, 1995. Compensation expense increased 32.3% to $241,928 for the three months ended March 31, 1996, compared to $182,916 for the three months ended March 31, 1995, due primarily to an increase in the number of employees in Company-operated video lottery casinos. Operating expenses, primarily depreciation, amortization, marketing, legal, video lottery license fees and supplies, and facility costs such as rent and utilities, increased 54.5% to $489,529 for the three months ended March 31, 1996, compared to $316,894 for the three months ended March 31,

1995. The increase in operating expenses was primarily related to an increase in marketing costs associated with video lottery operations and legal expenses related to the arbitration with TAT. The increase in total costs and expenses was offset, in part, by a decrease in video lottery location share of 18.4% to $681,861 for the three months ended March 31, 1996, compared to $835,822 for the three months ended March 31, 1995. Video lottery location share, as a percentage of video lottery revenues, decreased to 31.4% for the three months ended March 31, 1996, compared to 36.6% for the three months ended March 31, 1995. This decrease is directly related to the increase in the video lottery state share, as the location share is computed on video lottery revenues after the State share.

         Operating Income. Operating income decreased 84.9% to $85,375 for the three months ended March 31, 1996, compared to $563,367 for the three months ended March 31, 1995. The decrease in operating income was primarily attributable to the reduced profitability of the Casino, increased legal expenses relating to the disputes with TAT, and increased costs associated with the video lottery operations as described above.

         Other Income and Expense. Other income and expense resulted in a net expense of $69,833 for the three months ended March 31, 1996, compared to a net expense of $131,336 for the three months ended March 31, 1995, a decrease of $61,503. Interest expense and financing costs decreased 31.3% to $219,079 for the three months ended March 31, 1996, compared to $318,909 for the three months ended March 31, 1995. The decrease in interest expense was a result of the Company having reduced its notes payable to $6,291,429 as of March 31, 1996, compared to $9,550,254 at March 31, 1995, which was partially offset by an increase in the interest rate on a $2.4 million note payable. Interest income decreased 6.1% to $153,858 for the three months ended March 31, 1996, compared to $163,874 for the three months ended March 31, 1995, due primarily to a reduction in the long-term receivable relating to the Casino, despite an increase in the interest rate on this long-term receivable.

         Federal and State Income Taxes. The Company recorded Federal and State income taxes of $4,950 for the three months ended March 31, 1996, compared to $155,205 for the three months ended March 31, 1995, a decrease of $150,255. The Company records income tax expense using the estimated effective tax rate for the fiscal year.

Six Months ended March 31, 1996 Compared to Six Months ended March 31, 1995

         Revenues. Total revenues increased 32.8% to $5,603,125 for the six months ended March 31, 1996, compared to $4,220,950 for the six months ended March 31, 1995 which was primarily attributable to video lottery revenues increasing 46.8% to $4,643,656 for the three months ended March 31, 1996, compared to $3,163,989 for the three months ended March 31, 1995. The increase in video lottery revenues was primarily attributable to the operation of video lottery during the entire six month period ended March 31, 1996, compared to less than four and one-half months during the six month period ended March 31, 1995, due to the 1994 Shutdown. Revenues from the Management Agreement decreased 12.8% to $914,553 for the six months ended March 31, 1996, compared to $1,048,361 for the six months ended March 31, 1995, due to the decreased profitability of the Casino primarily resulting from harsh winter weather during the three months ended March 31, 1996.

         Costs and expenses. Total costs and expenses increased 47.5% to $5,202,367 for the six months ended March 31, 1996, compared to $3,527,160 for the six months ended March 31, 1995. The increase was primarily attributable to increases in video lottery state share, video lottery location share, compensation expense and operating expenses. Video lottery state share increased 99.4% to $2,307,847 for the six months ended March 31, 1996, compared to $1,157,477 for the six months ended March 31, 1995, due to (i) an increase in the percentage paid to the State to 50% for the six months ended March 31, 1996, compared to 37% for the six months ended March 31, 1995, and (ii) the effects of the 1994 Shutdown. Video lottery location share increased 15.1% to $1,497,411 for the six months ended March 31, 1996, compared to $1,300,874 for the six months ended March 31, 1995, due primarily to the effects of the 1994 Shutdown. Video lottery location share, as a percentage of video lottery revenues, however, decreased to 32.3% for the six months ended March 31, 1996, compared to 41.1% for the six months ended March 31, 1995. The decrease is directly related to the increase in the video lottery state share, as the location share is computed on video lottery revenues after the State share. Compensation expense increased 37.5% to $437,890 for the six months ended March 31, 1996, compared to $318,485 for the six months ended March 31, 1995, due to the reinstatement of officers' salaries and an increase in the number of employees in video lottery operations, both of which were reduced during the 1994 Shutdown. Operating expenses, primarily depreciation, amortization, marketing, legal and accounting, video lottery license fees and supplies, and facility costs such as rent and utilities, increased 35.5% to $922,933 for the six months ended March 31, 1996, compared to $681,242 for the six months ended March 31, 1995. The increase in operating expenses was primarily related to an increase in marketing costs associated with the video lottery operations, legal expenses related to the arbitration with TAT, accounting and travel expenses.

         Operating Income. Operating income decreased 42.2% to $400,758 for the six months ended March 31, 1996, compared to $693,790 for the six months ended March 31, 1995. The decrease in operating income was primarily attributable to the reduced profitability of the Casino, increased legal expense relating to the disputes with TAT, and increased costs associated with the video lottery operations as described above.

         Other Income and Expense. Other income and expense resulted in a net expense of $156,801 for the six months ended March 31, 1996, compared to a net expense of $548,683 for the six months ended March 31, 1995, a decrease of $391,882. Interest expense and financing costs decreased 47.6% to $446,314 for the six months ended March 31, 1996, compared to $852,347 for the six months ended March 31, 1995. The decrease in interest expense and financing costs was a result of (i) the Company having reduced its notes payable to $6,291,429 as of March 31, 1996, compared to $9,550,254 at March 31, 1995, and (ii) no one-time fees and penalties (reported as interest expense) incurred during the six months ended March 31,

1996, compared to $320,863 of one-time fees and penalties incurred during the six months ended March 31, 1995. The decrease in interest expense and financing costs was offset, in part, by an increase in the effective interest rate on a $2.4 million note payable. Interest income decreased 3.1% to $293,361 for the six months ended March 31, 1996, compared to $302,666 for the six months ended March 31, 1995, due primarily to a reduction in the long-term receivable relating to the Casino, despite an increase in the interest rate on this long-term receivable.

         Federal and State Income Taxes. The Company recorded Federal and State income taxes of $87,800 for the six months ended March 31, 1996, compared to $52,005 for the six months ended March 31, 1995, an increase of $35,795.
The Company records income tax expense using the estimated effective tax rate for the fiscal year.

FUTURE OPERATIONS

         The Company's future revenues from the Management Agreement may be adversely affected if the Company is not able to favorably resolve its disputes with TAT or if the NIGC determines that the Management Agreement is not in compliance with IGRA. See "Notes 2 and 3 to Notes to Condensed Consolidated Financial Statements."

         The Company expects to continue to incur expenses related to the evaluation and development of additional gaming opportunities. However, there can be no assurance that the Company will be successful in continuing or expanding its current operations.

         In addition, the Company has entered into a Development Agreement with the City of Lexington, Missouri, whereby the Company will develop and operate a riverboat gaming facility in Lexington contingent upon, among other things, the Company receiving a riverboat gaming license. If the Company is successful in obtaining a riverboat gaming license, the Company will seek to raise approximately $17 million of equity or debt in the private and/or public markets to fund the construction and development of the riverboat gaming vessel and related facilities. There is no assurance that the Company will be able to obtain the gaming license or that financing will be available on terms satisfactory to the Company, if at all.


SEASONALITY/QUARTERLY FLUCTUATIONS

         On a historic basis, the revenues and cash flow of the Casino have been higher during the Company's third and fourth quarters due to better weather and travel conditions and increased tourism.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $166,547 at March 31, 1996, compared to $520,438 at September 30, 1995, a decrease of $353,891. The decrease was primarily attributable to cash used for principal payments on long-term debt and for the purchase of property and equipment. During the six months ended March 31, 1996, the Company generated $638,894 of cash flow from operating activities, compared to $847,466 during the six months ended March 31, 1995. The decrease in cash flow from operating activities is due primarily to an approximately $170,000 increase in accrued expenses that resulted during the six months ended March 31, 1995 as a result of the reinstatement of the Company's video lottery operations following the 1994 Shutdown.

         Investing activities provided cash of $465,837 during the six months ended March 31, 1996, compared to $698,622 during the six months ended March 31, 1995. Principal payments received on long-term receivables provided cash of $1,004,733 during the six months ended March 31, 1996, compared to $743,842 during the six months ended March 31, 1995. Purchases of property and equipment used cash of $329,910 during the six months ended March 31, 1996, compared to $17,032 during the six months ended March 31, 1995. The additions to property and equipment during the six months ended March 31, 1996 were primarily for to the Company's video lottery casinos.

         Financing activities used cash of $1,458,622 during the six months ended March 31, 1996, compared to $1,399,894 during the six months ended March 31, 1995. Principal payments on long-term debt used cash of $1,496,277 during the six months ended March 31, 1996, compared to $1,208,196 during the six months ended March 31, 1995.

         The Company has a working capital deficit of $2,685,269 at March 31, 1996, compared to $1,969,771 at September 30, 1995, an increase of $715,498 due to an increase in the current maturities of long-term debt. The working capital deficits are a result of the Company's long-term borrowings having repayment periods of three years or less.

         During the three months ended March 31, 1996, the Company experienced a decrease in revenues as a result of the reduced profitability of the Casino due to harsh winter weather conditions and a decrease in revenues from the Company's video lottery operations. The Company experienced an increase in expenses due to increased operating expenses and an increase in the State share to 50%. The decrease in revenues and the increased expenses negatively impacted the Company's cash flow. In addition, cash flow was adversely impacted by increased capital investment in Company-operated video lottery casinos and increased casino development costs related to the proposed Lexington riverboat project. As a result of the reduction in cash flow, the Company does not believe that cash flow from future operations will be sufficient to pay all outstanding current maturities of long-term debt as they come due. The Company is currently engaged in discussions with certain lenders for additional financing. In addition, the Company is currently in discussions with existing lenders to attempt to restructure a portion of its long-term debt.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

                 11       Computation of Per Share Earnings

                 27       Financial Data Schedule


b.       Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CONCORDE GAMING CORPORATION



Date:  May 2, 1996               By:     /s/ David L. Crabb
                                         --------------------------------
                                                  David L. Crabb,
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

                           Exhibit No.     Description
                           ------- ---     -----------
                               11          Computation of Per Share Earnings
                               27          Financial Data Schedule