Form 10QSB
period 1996-06-30
CONCORDE GAMING CORP
filed 1996-08-19
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                Commission File Number:                   0-8698

                          CONCORDE GAMING CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

               COLORADO                                    84-0716683
    -------------------------------                     ---------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                               3290 LIEN STREET
                        RAPID CITY, SOUTH DAKOTA 57702
                    ----------------------------------------
                    (Address of principal executive offices)

                                (605) 341-7738
                    ----------------------------------------
                          (Issuer's telephone number)

                                Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----


State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   As of August 6, 1996, there
were 26,755,193 shares of the issuer's $.01 par value common stock outstanding. A subsidiary of the issuer owns 4,825,400 shares of the issuer resulting, for financial statement reporting purposes only, in a total of 21,929,793 shares outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

                                     INDEX

                          CONCORDE GAMING CORPORATION
                                and Subsidiaries


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                    Page No.

     Condensed Consolidated Balance Sheet
         at June 30, 1996 (unaudited)                                                1

     Condensed Consolidated Statements of Earnings for
         Three Months Ended June 30, 1996 and 1995 and
         for Nine Months Ended June 30, 1996 and 1995 (unaudited)                    3

     Condensed Consolidated Statements of Stockholders'
         Equity for the Periods Ended June 30, 1996,
         September 30, 1995 and June 30, 1995 (unaudited)                            4

     Condensed Consolidated Statements of Cash Flows for
         Nine Months Ended June 30, 1996 and 1995 (unaudited)                        5

     Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                                 7

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  9


PART II - OTHER INFORMATION
- ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders                        15

Item 6.   Exhibits and Reports on Form 8-K                                           15

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 1996

                                  (unaudited)

    Assets

Current assets:

    Cash                                                                    $         150,033
    Receivables:
      Trade                                                                            23,332
      Management agreement                                                            291,198
      Interest                                                                         46,719
      Current maturities of long-term receivables:
         The Three Affiliated Tribes                                                1,659,800
         Notes receivable                                                             156,808
    Prepaid expenses                                                                  171,456
                                                                            -----------------
         Total current assets                                               $       2,499,346
                                                                            -----------------

Investments and long-term receivables:
    Long-term receivables from The Three Affiliated Tribes                  $       4,471,780
    Notes receivable, less current maturities                                          42,500
    Investment in unconsolidated affiliate                                            207,287
    Other                                                                              16,750
                                                                            -----------------
                                                                            $       4,738,317
                                                                            -----------------

Property and equipment, at cost:
    Land                                                                    $          50,000
    Building and improvements                                                         205,511
    Video lottery equipment                                                         2,486,429
    Furniture and equipment                                                           251,845
    Leasehold improvements                                                            304,667
    Vehicles                                                                          120,825
                                                                            -----------------
                                                                            $       3,419,277
    Less accumulated depreciation                                                  (1,378,729)
                                                                            -----------------
                                                                            $       2,040,548
                                                                            -----------------
Intangibles:
    Noncompetition agreements, net                                          $          43,215
    Other, principally goodwill, net                                                  409,544
    Casino development and financing costs, net                                       531,519
                                                                            -----------------
                                                                            $         984,278
                                                                            -----------------
                                                                            $      10,262,489
                                                                            =================


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                 June 30, 1996
                                  (unaudited)

    Liabilities and Stockholder's Equity

Current liabilities:
    Notes payable to banks, short-term                                      $         430,000
    Current maturities of long-term debt                                            3,485,715
    Accounts payable:
      Trade                                                                           198,980
      Construction and property and equipment related                                 217,411
    Accrued expenses:
      Lottery state share                                                             181,073
      Other                                                                           155,884
    Income taxes payable                                                               83,070
                                                                            -----------------
             Total current liabilities                                      $       4,752,133
                                                                            -----------------

Long-term debt, less current maturities                                     $       1,002,747
                                                                            -----------------
Note payable to related party                                               $         690,000
                                                                            -----------------
Deferred income taxes                                                       $          68,200
                                                                            -----------------

Stockholders' equity:
    Common stock, par value $.01 per share; authorized
      500,000,000 shares; issued 26,755,193 at June 30, 1996                $         267,552
    Preferred stock, par value $.01 per share; authorized
      10,000,000 shares; no shares issued and outstanding                                   0
    Additional paid-in capital                                                      3,898,983
    Retained earnings                                                                  95,621
                                                                            -----------------
                                                                            $       4,262,156
    Less stock subscription in the form of a note
      and related accrued interest receivable                                        (195,145)
    Less cost of treasury stock, 4,825,400 shares                                    (317,602)
                                                                            -----------------
                                                                            $       3,749,409
                                                                            -----------------
                                                                            $      10,262,489
                                                                            =================

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended June 30, 1996 and 1995, and Nine Months Ended June 30, 1996
                                   and 1995

                                  (unaudited)

                                                            Three Months Ended                      Nine Months Ended
                                                          June 30, 1996 and 1995                  June 30, 1996 and 1995
                                                     --------------------------------      ------------------------------------
                                                           1996              1995                1996                 1995
                                                     ---------------     ------------      --------------       ---------------
Revenues:
    Video lottery                                    $     2,247,368     $  2,460,218      $    6,891,024       $     5,624,207
    Management agreement                                     467,047          830,380           1,381,600             1,878,741
    Other                                                     93,171            5,613             138,087                14,213
                                                     ---------------     ------------      --------------       ---------------
                                                     $     2,807,586     $  3,296,211      $    8,410,711       $     7,517,161
                                                     ---------------     ------------      --------------       ---------------
Costs and expenses:
    Video lottery state share                        $     1,118,724     $    902,123      $    3,426,571       $     2,059,600
    Video lottery location share                             706,521        1,013,512           2,203,932             2,314,386
    Compensation expenses                                    269,663          190,481             707,553               508,966
    Business development costs                                18,797           18,981              55,083                88,063
    Operating expenses                                       497,876          378,449           1,420,809             1,059,691
                                                     ---------------     ------------      --------------       ---------------
      Total costs and expenses                       $     2,611,581     $  2,503,546      $    7,813,948       $     6,030,706
                                                     ---------------     ------------      --------------       ---------------

Operating income                                     $       196,005     $    792,665      $      596,763       $     1,486,455
                                                     ---------------     ------------      --------------       ---------------


Other income (expense):
    Interest income                                  $       189,068     $    155,983      $      482,429       $       458,649
    Equity in earnings of unconsolidated affiliate            15,000                0              15,000                50,824
    Loss on sale of equipment                                      0                0              (6,731)              (49,826)
    Other income                                               2,163                0               5,046                     0
    Interest expense and financing costs                    (181,551)        (253,148)           (627,865)           (1,105,495)
                                                     ---------------     ------------      --------------       ---------------
                                                     $        24,680     $    (97,165)     $     (132,121)      $      (645,848)
                                                     ---------------     ------------      --------------       ---------------
Earnings before income taxes                         $       220,685     $    695,500      $      464,642       $       840,607


Federal and state income taxes                       $        74,100     $    250,595      $      161,900       $       302,600
                                                     ---------------     ------------      --------------       ---------------
Net earnings                                         $       146,585     $    444,905      $      302,742       $       538,007
                                                     ===============     ============      ==============       ===============
Net earnings per common and
  common equivalent share                                      $0.01            $0.02               $0.01                 $0.02
                                                     ===============     ============      ==============       ===============
Weighted average number of common and
  common equivalent shares outstanding                    22,374,843       21,929,793          22,097,724            21,982,782
                                                     ===============     ============      ==============       ===============

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Periods Ended June 30, 1996, September 30, 1995 and June 30, 1995

                                  (unaudited)



                                                             Number of                               Additional
                                                               Shares              Common              paid-in
                                                            Outstanding             stock              capital
                                                              ----------    -----------------   ----------------
Balance, September 30, 1994                                   26,987,593    $         269,876   $      3,898,745

  Net earnings                                                         0                    0                  0
  Cancellation of 153,400 shares of common stock
    relating to merger with Bruce H. Lien Company               (153,400)              (1,534)             1,534
  Cancellation of 79,000 shares of
    common  stock held in treasury                               (79,000)                (790)           (83,683)
  Issuance of warrant for 40,000 shares of common
    stock in connection with note payable                              0                    0              4,000
  Interest earned on note receivable                                   0                    0             33,742
  Principal payments received on note receivable                       0                    0                  0
                                                              ----------    -----------------   ----------------
Balance, June 30, 1995                                        26,755,193              267,552          3,854,338

  Net earnings                                                         0                    0                  0
  Issuance of warrant for 360,000 shares of common
    stock in connection with note payable                              0                    0              4,000
  Interest earned on note receivable                                   0                    0             10,437
  Principal payments received on note receivable                       0                    0                  0
                                                              ----------    -----------------   ----------------
Balance, September 30, 1995                                   26,755,193              267,552          3,868,775


  Net earnings                                                         0                    0                  0
  Issuance of warrant for 80,000 shares of common
    stock in connection with note payable                              0                    0              1,600
  Interest earned on note receivable                                   0                    0             28,608
  Principal payments received on note receivable                       0                    0                  0
                                                              ----------    -----------------   ----------------
Balance, June 30, 1996                                        26,755,193    $         267,552   $      3,898,983
                                                              ==========    =================   ================






                                                                                       Stock
                                                                                   subscription
                                                                                    in the form
                                                                                     of a note
                                                                  Retained         and related
                                                                  earnings          interest          Treasury
                                                                 (deficit)          receivable         stock           Total
                                                              --------------     --------------    -------------    -----------
Balance, September 30, 1994                                   $   (1,266,994)    $     (261,181)   $    (402,075)   $ 2,238,371

  Net earnings                                                       538,007                  0                0        538,007
  Cancellation of 153,400 shares of common stock
    relating to merger with Bruce H. Lien Company                          0                  0                0              0
  Cancellation of 79,000 shares of
    common  stock held in treasury                                         0                  0           84,473              0
  Issuance of warrant for 40,000 shares of common
    stock in connection with note payable                                  0                  0                0          4,000
  Interest earned on note receivable                                       0                260                0         34,002
  Principal payments received on note receivable                           0             25,494                0         25,494
                                                              --------------     --------------    -------------    -----------
Balance, June 30, 1995                                              (728,987)          (235,427)        (317,602)     2,839,874

  Net earnings                                                       521,866                  0                0        521,866

  Issuance of warrant for 360,000 shares of common
    stock in connection with note payable                                  0                  0                0          4,000
  Interest earned on note receivable                                       0                 95                0         10,532
  Principal payments received on note receivable                           0              9,300                0          9,300
                                                              --------------     --------------    -------------    -----------
Balance, September 30, 1995                                         (207,121)          (226,032)        (317,602)     3,385,572


  Net earnings                                                       302,742                  0                0        302,742
  Issuance of warrant for 80,000 shares of common
    stock in connection with note payable                                  0                  0                0          1,600
  Interest earned on note receivable                                       0                311                0         28,919
  Principal payments received on note receivable                           0             30,576                0         30,576
                                                              --------------     --------------    -------------    -----------
Balance, June 30, 1996                                        $       95,621     $     (195,145)   $    (317,602)   $ 3,749,409
                                                              ==============     ==============    =============    ===========

The  accompanying notes  are  an  integral part  of  these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 1996 and 1995

                                  (unaudited)



                                                                                     1996               1995
                                                                             ----------------   ----------------
Cash flows from operating activities:
   Net earnings                                                              $        302,742   $        538,007
   Adjustments to reconcile net earnings to net cash flows
     provided by operating activities:
     Depreciation                                                                     320,745            311,853
     Amortization                                                                     136,262            188,390
     Equity in earnings of unconsolidated affiliate                                   (15,000)           (50,824)
     Warrants issued                                                                    1,600                  0
     Loss on disposal of video lottery equipment held for resale                            0             52,221
     Loss (gain) on sale of property and equipment                                      6,733             (2,393)
     Deferred income taxes                                                                  0            302,600
     Changes in assets and liabilities:
       Receivables - trade, management fees, interest                                  11,738            (54,909)
       Prepaid expenses                                                               (25,476)          (117,859)
       Accounts payable and accrued expenses                                          140,959            193,234
       Income taxes payable                                                            51,382                  0
                                                                             ----------------   ----------------
   Net cash provided by operating activities                                 $        931,685   $      1,360,320
                                                                             ----------------   ----------------

Cash flows from investing activities:
   Advances on long-term receivables                                         $        (84,500)  $        (29,733)
   Principal payments received on long-term receivables                             1,466,608          1,126,677
   Proceeds from sale of property and equipment                                        40,304             37,050
   Purchase of property and equipment                                                (391,420)           (31,694)
   Investment in and advances to unconsolidated affiliate                                   0             (2,867)
   Payments for casino development costs                                             (173,325)           (16,709)
   Other                                                                              (38,000)           (69,594)
                                                                             ----------------   ----------------
   Net cash provided by investing activities                                 $        819,667   $      1,013,130
                                                                             ----------------   ----------------

Cash flows from financing activities:
   Proceeds from long-term borrowing                                         $        812,992   $        181,821
   Principal payments on long-term debt                                            (3,409,244)        (2,016,271)
   Net change in short-term borrowings                                                415,000           (135,000)
   Payment of accounts payable, construction related                                        0           (151,521)
   Payment of accounts payable, property and equipment related                              0           (162,171)
   Payments received on stock subscription in the form of a
     note and related interest receivable                                              59,495             59,496
                                                                             ----------------   ----------------
   Net cash (used in) financing activities                                   $     (2,121,757)  $     (2,223,646)
                                                                             ----------------   ----------------

         Net increase (decrease) in cash                                     $       (370,405)  $        149,804
Cash:
   Beginning                                                                          520,438            147,287
                                                                             ----------------   ----------------
   Ending                                                                    $        150,033   $        297,091
                                                                             ================   ================

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                    Nine Months Ended June 30, 1996 and 1995
                                  (unaudited)




                                                                                    1996               1995
                                                                             ----------------   ----------------
Supplemental disclosures of cash flow information:
   Cash payments for:
     Interest                                                                $        573,562   $        996,094
                                                                             ================   ================

     Income taxes                                                            $        105,000   $         59,000
                                                                             ================   ================


Supplemental schedule of noncash investing and financing activities:


     Property and equipment acquired by issuance of long-term debt           $        190,000
                                                                             ================
     Property and equipment acquired by incurring accounts payable           $         17,556
                                                                             ================
     Investment in unconsolidated affiliate acquired in exchange
       for notes receivable and accrued interest                             $        192,287
                                                                             ================
     Long-term note receivable recognized for
       the sale of certain assets                                                               $        152,800
                                                                                                ================
     Long-term debt recognized by refinancing a short-term
       note payable and accrued interest with a related party                                   $        690,000
                                                                                                ================
     Cancellation of 79,000 common shares held in treasury                                      $         84,473
                                                                                                ================
     Cancellation of 153,400 common shares returned to the Company
       in accordance with a lookback provision involved with a merger                           $          1,534
                                                                                                ================
      Issuance of a warrant for 40,000 common shares in connection
       with a note payable                                                                      $          4,000
                                                                                                ================


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


(1)      Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended September 30, 1995 included in the Company's 1995 Annual Report on Form 10-KSB.


 (2)     Concentration of Revenues/Credit Risk

         A substantial portion of the Company's revenues are derived from the management of the 4 Bears Casino & Lodge (the "Casino") pursuant to a management agreement (the "Management Agreement") between Bruce H. Lien Company, a wholly-owned subsidiary of the Company ("BHL"), and the Three Affiliated Tribes ("TAT"). A significant portion of the Company's assets are notes receivable related to the Management Agreement. The Company's ability to continue to earn management fees, collect on the outstanding notes receivable, and fund its existing obligations is highly dependent upon the future earnings and cash flow from the Management Agreement. Any adverse change in the operations of the Casino, the Company's relationship with TAT, compliance with TAT's gaming compact with the State of North Dakota, or an adverse ruling in the current arbitration and legal proceedings between the Company and TAT could have a material adverse effect on the financial condition and operations of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)

(3)      NIGC Review

         In June 1995, the National Indian Gaming Commission (the "NIGC") requested that TAT and BHL submit the Management Agreement and certain related documents to the NIGC for review. By notice received May 17, 1996, the NIGC notified TAT and BHL of certain deficiencies it found with respect to the Management Agreement and advised TAT and BHL that the parties had 120 days from receipt of the notice to modify the Management Agreement. By letter dated May 17, 1996 the NIGC also threatened to close the Casino and impose fines against both BHL and TAT based on TAT's failure to complete background investigations and to license BHL and the Casino for class II and class III gaming on the Fort Berthold Reservation. As a result, the Company and TAT have entered into settlement negotiations to avoid the NIGC's threatened enforcement action. The NIGC has advised BHL that it will stay its completion of the review of the Management Agreement and any enforcement action pending the outcome of negotiations between TAT and BHL. Modification or termination of the Management Agreement, a closure of the Casino, or the imposition of civil fines, or a combination of such events, would have a material adverse effect on the financial condition, business and operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the outcome of the arbitration and settlement negotiations with TAT and the outcome of the NIGC review of the Management Agreement. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, retention of video lottery space lease agreements, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement, or statements, speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement, or statements, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

INTRODUCTION

         On June 22, 1994, the South Dakota Supreme Court issued a decision holding that video lottery was not a lottery as defined in the South Dakota Constitution, and therefore, was unconstitutional. The court's decision became effective on August 13, 1994, and resulted in the shutdown of all video lottery machines in South Dakota (the "State"). In November 1994, the voters of South Dakota approved a constitutional amendment legalizing video lottery as it had been operated in South Dakota. After a 100-day shutdown, the Company reinstated its video lottery operations in South Dakota on November 22, 1994, the effective date of the constitutional amendment. Due to the video lottery shutdown extending 52 days into the nine month period ended June 30, 1995 (the "1994 Shutdown"), the financial results for the nine months ended June 30, 1995 have been adversely impacted.

RESULTS OF OPERATIONS

Three Months ended June 30, 1996 Compared to Three Months ended June 30, 1995

         Revenues. Total revenues decreased 14.8% to $2,807,586 for the three months ended June 30, 1996, compared to $3,296,211 for the three months ended June 30, 1995. The decrease was attributable to decreases in video lottery revenues and Management Agreement revenues. Video lottery revenues decreased 8.7% to $2,247,368 for the three months ended June 30, 1996, compared to $2,460,218 for the three months ended June 30, 1995. The decrease in video lottery revenues was attributable to a 3.2% decrease in dollars in per machine and a 4.2% lower net win percentage per machine during the three months ended June 30, 1996 as compared to the same period in 1995. Revenues from the Management Agreement decreased 43.8% to $467,047 for the three months ended June 30, 1996, compared to $830,380 for the three months ended June 30, 1995. The decrease in revenues from the Management Agreement is attributable to a decrease in earnings of the Casino for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Management believes that earnings of the Casino were impacted during the three months ended June 30, 1996 by numerous factors including, inclement weather, increased competition in the Regina, Canada area and a reduction in tourist traffic.

         Costs and expenses. Total costs and expenses increased 4.3% to $2,611,581 for the three months ended June 30, 1996, compared to $2,503,546 for the three months ended June 30, 1995. The increase was primarily attributable to increases in video lottery state share, compensation expense and operating expenses. Video lottery state share increased 24.0% to $1,118,724 for the three months ended June 30, 1996, compared to $902,123 for the three months ended June 30, 1995, due to an increase in the percentage paid to the State to 50% for three months ended June 30, 1996, compared to 37% for the three months ended June 30, 1995. Compensation expense increased 41.6% to $269,663 for the three months ended June 30, 1996, compared to $190,481 for the three months ended June 30, 1995, due primarily to an increase in the number of employees in Company-operated video lottery casinos. Operating expenses, primarily depreciation, amortization, legal, marketing, video lottery license fees and supplies, and facility costs such as rent and utilities, increased 31.6% to $497,876 for the three months ended June 30, 1996, compared to $378,449 for the three months ended June 30, 1995. The increase in operating expenses was primarily related to an increase in legal expenses related to the arbitration and disputes with TAT and marketing costs associated with video lottery operations. The increase in total costs and expenses was offset, in part, by a decrease in video lottery location share of 30.3% to $706,521 for the three months ended June 30, 1996, compared to $1,013,512 for the three months ended June 30, 1995. Video lottery location share, as a percentage of video lottery revenues, decreased to 31.4% for the three months ended June 30, 1996, compared to 41.2% for the three months ended June 30, 1995. This decrease is directly related to the increase in the video lottery state share, as the location share is computed on video lottery revenues after the State share.

         Operating Income. Operating income decreased 75.3% to $196,005 for the three months ended June 30, 1996, compared to $792,665 for the three months ended June 30, 1995. The decrease in operating income was primarily attributable to the reduced earnings of the Casino, increased legal expenses relating to the disputes with TAT, and increased costs associated with the video lottery operations as described above.

         Other Income and Expense. Other income and expense resulted in a net income of $24,680 for the three months ended June 30, 1996, compared to a net expense of $97,165 for the three months ended June 30, 1995, an decrease of $121,845. Interest expense and financing costs decreased 28.3% to $181,551 for the three months ended June 30, 1996, compared to $253,148 for the three months ended June 30, 1995. The decrease in interest expense was a result of the Company having reduced its notes payable to $5,608,462 as of June 30, 1996, compared to $8,789,743 at June 30, 1995, this decease was partially offset by an increase in the interest rate on a $2.4 million note payable. Interest income increased 21.2% to $189,068 for the three months ended June 30, 1996, compared to $155,983 for the three months ended June 30, 1995, due primarily to an increase in the interest rate on the long-term receivable relating to the Casino.

         Federal and State Income Taxes. The Company recorded Federal and State income taxes of $74,100 for the three months ended June 30, 1996, compared to $250,595 for the three months ended June 30, 1995, a decrease of $176,495. The Company records income tax expense using the estimated effective tax rate for the fiscal year.

Nine Months ended June 30, 1996 Compared to Nine Months ended June 30, 1995

         Revenues. Total revenues increased 11.9% to $8,410,711 for the nine months ended June 30, 1996, compared to $7,517,161 for the nine months ended June 30, 1995 which was primarily attributable to video lottery revenues increasing 22.5% to $6,891,024 for the nine months ended June 30, 1996, compared to $5,624,207 for the nine months ended June 30, 1995. The increase in video lottery revenues was primarily attributable to the operation of video lottery during the entire nine month period ended June 30, 1996, compared to less than seven and one-half months during the nine month period ended June 30, 1995, due to the 1994 Shutdown. Revenues from the Management Agreement decreased 26.5% to $1,381,600 for the nine months ended June 30, 1996, compared to $1,878,741 for the nine months ended June 30, 1995. The decrease in revenues from the Management Agreement is attributable to a decrease in earnings of the Casino for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. Management believes that earnings of the Casino were impacted during the nine months ended June 30, 1996 by numerous factors including, harsh winter weather, increased competition in the Regina, Canada area and a reduction in tourist traffic.

         Costs and expenses. Total costs and expenses increased 29.6% to $7,813,948 for the nine months ended June 30, 1996, compared to $6,030,706 for the nine months ended June 30, 1995. The increase was primarily attributable to increases in video lottery state share, compensation expense and operating expenses. Video lottery state share increased 66.4% to $3,426,571 for the nine months ended June 30, 1996, compared to $2,059,600 for the nine months ended June 30, 1995, due to (i) an increase in the percentage paid to the State to 50% for the nine months ended June 30, 1996, compared to 37% for the nine months ended June 30, 1995, and (ii) the effects of the 1994 Shutdown. Compensation expense increased 39.0% to $707,553 for the nine months ended June 30, 1996, compared to $508,966 for the nine months ended June 30, 1995, due to an increase in the number of employees in video lottery operations and the reinstatement of officers' salaries, both of which were reduced during the 1994 Shutdown. Operating expenses, primarily depreciation, amortization, legal, marketing, and accounting, video lottery license fees and supplies, and facility costs such as rent and utilities, increased 34.0% to $1,420,809 for the nine months ended June 30, 1996, compared to

$1,059,91 for the nine months ended June 30, 1995. The increase in operating expenses was primarily related to increases in (i) legal expenses related to the arbitration and disputes with TAT, (ii) marketing costs associated with the video lottery operations, and (iii) facility costs associated with the company-operated video lottery casinos. The increase in total costs and expenses was offset, in part, by a decrease in video lottery location share of 4.8% to $2,203,932 for the nine months ended June 30, 1996, compared to $2,314,386 for the nine months ended June 30, 1995. Video lottery location share, as a percentage of video lottery revenues, decreased to 32.0% for the nine months ended June 30, 1996, compared to 41.2% for the nine months ended June 30, 1995. This decrease is directly related to the increase in the video lottery state share, as the location share is computed on video lottery revenues after the State share.

         Operating Income. Operating income decreased 59.9% to $596,763 for the nine months ended June 30, 1996, compared to $1,486,455 for the nine months ended June 30, 1995. The decrease in operating income was primarily attributable to the reduced earnings of the Casino, increased legal expense relating to the disputes with TAT, and increased costs associated with the video lottery operations as described above.

         Other Income and Expense. Other income and expense resulted in a net expense of $132,121 for the nine months ended June 30, 1996, compared to a net expense of $645,848 for the nine months ended June 30, 1995, a decrease of $513,727. Interest expense and financing costs decreased 43.2% to $627,865 for the nine months ended June 30, 1996, compared to $1,105,495 for the nine months ended June 30, 1995. The decrease in interest expense and financing costs was a result of (i) the Company having reduced its notes payable to $5,608,462 as of June 30, 1996, compared to $8,789,743 at June 30, 1995, and (ii) no one-time fees and penalties (reported as interest expense) incurred during the nine months ended June 30, 1996, compared to $320,863 of one-time fees and penalties incurred during the nine months ended June 30, 1995. The decrease in interest expense and financing costs was offset, in part, by an increase in the effective interest rate on a $2.4 million note payable. Interest income increased 5.2% to $482,429 for the nine months ended June 30, 1996, compared to $458,649 for the nine months ended June 30, 1995, due primarily to an increase in the interest rate on the long-term receivable relating to the Casino.

         Federal and State Income Taxes. The Company recorded Federal and State income taxes of $161,900 for the nine months ended June 30, 1996, compared to $302,600 for the nine months ended June 30, 1995, an increase of $140,700. The Company records income tax expense using the estimated effective tax rate for the fiscal year.

FUTURE OPERATIONS

         The Company's future revenues from the Management Agreement may be adversely affected if the Company is not able to favorably resolve its disputes with TAT or if the NIGC determines that the Management Agreement is not in compliance with IGRA. See "Notes 2 and

3 to Notes to Condensed Consolidated Financial Statements." Revenues from the Management Agreement for the nine months ended June 30, 1996 decreased approximately 26% compared to the same period last year. Management believes that the decline in revenues has been caused by numerous factors, including harsh winter weather, increased Canadian competition, reconstruction of the main highway leading to the Casino, and a decrease in tourist traffic. Many of these factors are beyond the Company's control, and the Company cannot predict whether these same factors will continue to affect the Casino's operations in the future. The Company expects that revenues from the Management Agreement for the year ending September 30, 1996 will be approximately 20-25% less than the revenues reported for the year ended September 30, 1995. The Company believes that the revenues from the Management Agreement for the years ending September 30, 1997 and beyond will be comparable to the revenues that are expected to be reported for the year ended September 30, 1996.

         The Company's video lottery space lease agreements with establishments are for limited terms. There is no assurance that the Company will be able to renew the space lease agreements with existing establishments, or if the space leases are renewed, that the terms will be as favorable to the Company as the current agreements. If the space leases are not renewed, or renewed with terms less favorable to the Company, the Company's revenues, net income and cash flow would be adversely impacted.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $150,033 at June 30, 1996, compared to $520,438 at September 30, 1995, a decrease of $370,405. The decrease was primarily attributable to cash used for principal payments on long-term debt and for the purchase of property and equipment. During the nine months ended June 30, 1996, the Company generated $931,685 of cash flow from operating activities, compared to $1,360,320 during the nine months ended June 30, 1995. The decrease in cash flow from operating activities is due primarily to the decrease in revenues and earnings derived from the management of the Casino. Cash flows from operating activities during the nine months ended June 30, 1995 were also impacted by the utilization of income tax loss carryforwards that provided approximately $302,000 of cash flow.

         Investing activities provided cash of $819,667 during the nine months ended June 30, 1996, compared to $1,013,130 during the nine months ended June 30, 1995. Principal payments received on long-term receivables provided cash of $1,466,608 during the nine months ended June 30, 1996, compared to $1,126,677 during the nine months ended June 30, 1995. Purchases of property and equipment used cash of $391,420 during the nine months ended June 30, 1996, compared to $31,694 during the nine months ended June 30, 1995. The additions to property and equipment during the nine months ended June 30, 1996 were primarily for the Company's video lottery casinos.

         Financing activities used cash of $2,121,757 during the nine months ended June 30, 1996, compared to $2,223,646 during the nine months ended June 30, 1995. Principal payments on long-term debt used cash of $3,409,244 during the nine months ended June 30, 1996, compared to $2,016,271 during the nine months ended June 30, 1995. Proceeds from long- term borrowing provided $812,992 of cash flow during the nine months ended June 30, 1996, compared to $181,821 during the nine months ended June 30, 1995. Short-term borrowings provided cash flow of $415,000 during the nine months ended June 30, 1996, compared to a reduction of short-term borrowings of $135,000 during the nine months ended June 30, 1995.

         The Company has a working capital deficit of $2,252,787 at June 30, 1996, compared to $1,969,771 at September 30, 1995, an increase of $283,016 due primarily to an increase in short-term borrowings. The working capital deficits are a result of the Company's long-term borrowings having repayment periods of three years or less.

         In June 1996, the Company, and one of its subsidiaries entered into a loan agreement (the "Loan Agreement") with a bank, which provides for a revolving note and a term note. The revolving note allows for advances to the Company of up to $500,000, with interest paid monthly at a rate equal to the bank's prime rate plus 2%. The balance of the revolving note, if any, is due on June 21, 1997. The term note in the principal amount of $800,000 requires monthly payments of $22,222 commencing July 31, 1996 plus interest at a rate equal to the bank's prime rate plus 2%. The proceeds from the term note were used to payoff a note to a bank of approximately $750,000. The balance of the term note is due on June 30, 1998. The revolving note and term note are secured by substantially all of the Company's video lottery machines and the personal guaranty of Mr. Lien, the majority shareholder and an officer and director of the Company.

         The Company believes that the Loan Agreement and cash from existing operations will be sufficient to fund its capital and operating requirements.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Shareholders of the Company was held on May 15, 1996 for the purpose of electing directors and to ratify the appointment of the Company's independent auditors. The following sets forth each of the proposals and the results of the meeting:

         1.      Proposal to elect three directors to the Board of Directors

                                   Shares Voted         Shares Voted          Shares Voted
                                       For                Against               Abstained
        Bruce H. Lien               24,890,970             13,500                   0
        Deanna B. Lien              24,890,970             13,500                   0

        Jerry L. Baum               24,890,970             13,500                   0

         2. Proposal to ratify the Board of Directors' selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending September 30, 1996.


        Shares Voted          Shares Voted          Shares Voted
             For                Against              Abstained
         24,897,470                0                   7,000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

                 10.1 Loan Agreement dated as of June 20, 1996 among Concorde Gaming of South Dakota, Inc., Concorde Gaming Corporation and BNC National Bank of Minnesota

                 10.2 Short-Term Revolving Note dated June 20, 1996 issued by BNC National Bank to Concorde Gaming Corporation in the principal amount of up to $500,000

                 10.3 Term Note dated June 20, 1996 issued by BNC National Bank to Concorde Gaming Corporation in the principal amount of $800,000

                 10.4 Guaranty Agreement dated June 20, 1996 executed by Bruce H. Lien in favor of BNC National Bank of Minnesota

                 11.      Computation of Per Share Earnings

                 27.      Financial Data Schedule (for EDGAR purposes only)

b.       Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CONCORDE GAMING CORPORATION



Date:  August 8, 1996                      By:     /s/ David L. Crabb
                                                   -----------------------------
                                                   David L. Crabb,
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


                 Exhibit No.      Description
                          10.1    Loan Agreement dated as of June 20, 1996 among Concorde Gaming of South Dakota, Inc.,
                                  Concorde Gaming Corporation and BNC National Bank of Minnesota

                          10.2    Short-Term Revolving Note dated June 20, 1996 issued by BNC National Bank to Concorde
                                  Gaming Corporation in the principal amunt of up to $500,000

                          10.3    Term Note dated June 20, 1996 issued by BNC National Bank to Concorde Gaming
                                  Corporation in the principal amount of $800,000

                          10.4    Guaranty Agreement dated June 20, 1996 executed by Bruce H. Lien in favor of BNC
                                  National Bank of Minnesota

                          11      Computation of Per Share Earnings

                          27      Financial Data Schedule (for EDGAR purposes only)