Form 10KSB40
period 1996-09-30
CONCORDE GAMING CORP
filed 1997-01-13
CIK 215503

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File No.
September 30, 1996                                             0-8698



                           CONCORDE GAMING CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         Colorado                                               84-0716683
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                3290 Lien Street, Rapid City, South Dakota 57702
                ------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (605) 341-7738
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.01 par value per share
                    ---------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO
                                   ---        ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [X]

         State issuer's revenues for the most recent fiscal year.  $11,242,586

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 16, 1996 was $608,116. This calculation is based upon the average of the bid ($.0625) and asked ($.28125) price of the voting stock on December 16, 1996.

         The number of shares issued of the issuer's $.01 par value common stock was 26,755,193 as of December 16, 1996. A subsidiary of the issuer owns 4,825,400 shares of the issuer resulting, for financial statement reporting purposes only, in a total of 21,929,793 shares outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Concorde Gaming Corporation (the "Company" or the "Registrant") owns, installs, operates and services video lottery machines located in video lottery licensed bars and restaurants in South Dakota. The machines generally offer variations of poker, blackjack, keno and bingo. In addition, the Company owns and operates bars in South Dakota which feature video lottery machines.

         The Company also manages a casino and lodge (collectively, the "Casino") under a management agreement (the "Management Agreement") between Bruce H. Lien Company, a wholly-owned subsidiary of the Company ("BHL"), and the Three Affiliated Tribes ("TAT") in New Town, North Dakota. See "Certain Recent Developments" and "Organization and History of Operations--4 Bears Casino & Lodge Management Agreement/FBILLC." The Company does not have an ownership interest in these facilities. The Casino has approximately 420 slot machines, 20 table games (blackjack, poker, craps), and a 300-seat bingo hall.

CERTAIN RECENT DEVELOPMENTS

         Settlement Agreement. BHL and TAT have entered into a settlement agreement (the "Settlement Agreement") to resolve disputes arising out of the Management Agreement. The Settlement Agreement provides for the termination of the Management Agreement, the discharge of all amounts owing to BHL from TAT, and the dismissal of all litigation between the parties upon TAT's payment of $8.65 million (the "Termination Payment"). If the parties fail to close by February 24, 1997, TAT must pay BHL interest on the Termination Payment equal to BHL's blended cost of funds, not to exceed 18%, until closing or April 30, 1997, whichever occurs sooner. Until the closing, BHL will remain as manager of the Casino and will assist TAT in training its designated personnel for its future management of the Casino. Monthly distribution amounts earned by BHL from October 1, 1996 until closing will offset the Termination Payment. The closing of the transactions contemplated by the Settlement Agreement is contingent upon TAT's ability to obtain financing and may be subject to approval by the National Indian Gaming Commission (the "NIGC") and/or the Secretary of the Interior of the United States. In the event the parties fail to close by April 30, 1997, or the Settlement Agreement is declared to be void by the NIGC, the Secretary of the Interior or his designee or by the final judgment of any court of competent jurisdiction, the Management Agreement shall be deemed to have been unaffected by the Settlement Agreement and the parties' rights and claims asserted with respect to the Management Agreement shall be deemed to have been preserved. See "Legal Proceedings."

         NIGC Review. In June 1995, the NIGC requested that BHL submit the Management Agreement and certain related documents to the NIGC for review. The NIGC reviews management agreements to determine whether they comply with the Indian Gaming Regulatory Act ("IGRA"). The Management Agreement was previously found by the Bureau of Indian Affairs ("BIA") to be in compliance with IGRA. On May 17, 1996, the NIGC notified BHL and TAT that modifications to the Management Agreement were necessary and provided the parties with a list of deficiencies. The notice gave the parties 120 days from receipt to modify the Management Agreement. The NIGC also notified the parties that the current operation of the Casino without proper licensing and background investigations violated NIGC regulations. The NIGC threatened closure and/or civil penalties within 30 days if the parties failed to make progress towards regulatory compliance.

         Pursuant to the Settlement Agreement, TAT has subsequently temporarily licensed the Company and the Casino for Class II and Class III gaming activity on the Fort Berthold Reservation through the term of the Settlement Agreement. TAT has also commenced background investigations of gaming personnel, as required by the NIGC. Because of these actions and the parties entering into the Settlement Agreement, the NIGC has found it unnecessary to initiate any enforcement action to bring the Casino into compliance with NIGC regulations. In addition, the NIGC's review of the Management Agreement will be held in abeyance pending the closing of the Settlement Agreement. See "GAMING REGULATION--Indian Gaming Regulatory Act."

         Sale of Bayou Gaming, Inc. Common Stock. On September 29, 1995, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") to sell all of its shares of common stock of Bayou Gaming, Inc. ("Bayou") for $330,000 payable as follows: (a) $100,000 in cash, which was paid at closing;
(b) issuance of a promissory note in the principal amount of $50,000, plus accrued interest at the rate of 10%, payable in full on December 28, 1995, which due date was subsequently extended by the parties until January 31, 1996;
(c) issuance of a promissory note in the principal amount of $50,000, plus accrued interest at the rate of 10% per annum, payable in full on March 27, 1996 ("Note A"); and (d) issuance of a promissory note in the principal amount of $130,000, plus accrued interest at an annual rate equal to 5% above the variable prime rate established by Norwest Bank South Dakota, N.A., payable in full on September 29, 1996 ("Note B"). On April 1, 1996 the Stock Purchase Agreement was modified and the Company repurchased 40 shares of Bayou common stock in consideration for the cancellation of Note A and Note B. As a result of the modification of the Stock Purchase Agreement, the Company now owns 38.5% of the outstanding shares of Bayou. Bayou owns and operates video poker machines located in the State of Louisiana.

ORGANIZATION AND HISTORY OF OPERATIONS

  The Company was incorporated as a Colorado corporation on September 1, 1976.

         Bruce H. Lien Company Merger

         On September 30, 1993 the Company, Concorde New Acquisition Corporation ("CNAC"), a Colorado corporation and a wholly-owned subsidiary of the Company, BHL and Mr. Lien, as the sole shareholder of BHL, entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company acquired all the outstanding capital stock of BHL through a reverse subsidiary merger (the "Merger") of CNAC with and into BHL. At the time of the Merger, the assets of BHL were: 4,825,400 shares of Common Stock; approximately $66,000 in assets net of liabilities and the Management Agreement. As consideration, the Company issued 4,892,000 shares of Common Stock to Mr. Lien and 2,349,800 shares of Common Stock were placed in escrow to be released to Mr. Lien in proportion to a "lookback" valuation based upon the income generated by the Management Agreement. The "lookback" provision required that the shares of Common Stock in escrow be reduced by 1.5 shares for each dollar that income (after tax) from the Management Agreement was less than $1,566,533 during the year ended September 30, 1994. Based on the Management Agreement operating results, the escrow agent returned 153,400 shares to the Company for cancellation and the rest were distributed to Mr. Lien.

         4 Bears Casino & Lodge Management Agreement/FBILLC

         On December 7, 1992, BHL entered into the Management Agreement with TAT to finance, renovate, construct, manage and operate a casino and motor lodge located on the Fort Berthold Reservation, New Town, North Dakota. See "--Products and Services" and "--Recent Developments".

         In conjunction with the financing for the Casino, BHL entered into an agreement with Four Bears Investment Limited Liability Company ("FBILLC"). The agreement provided that FBILLC would provide funding for the Casino and, in consideration, the Management Agreement between BHL and TAT would be assigned to FBILLC, subject to approval by TAT and the NIGC, if ever. On September 30, 1994, the Company, BHL and FBILLC entered into a settlement agreement (the "FBILLC Settlement Agreement") to resolve disputes which had arisen between such parties. Pursuant to the FBILLC Settlement Agreement, BHL, in consideration of no longer being required to assign the Management Agreement, is required to pay a promissory note dated April 15, 1993 in the principal amount of $2,550,000, plus accrued interest and to purchase FBILLC's interest, real or contingent, in the Management Agreement for $2,000,000, subject to adjustment. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS--Liquidity and Capital Resources" and Note 5 to Notes to Consolidated Financial Statements.

         Development Agreement. On September 26, 1995, Concorde Gaming of Missouri, Inc., a wholly-owned subsidiary of the Company, and the Company entered into a development agreement (the "Development Agreement") with the City of Lexington, Missouri ("Lexington") whereby the Company will develop and operate a riverboat gaming facility within the corporate limits of Lexington. The Company's obligations under the Development Agreement, other than those which must be performed irrespective of any conditions, are subject to the existence or fulfillment of numerous conditions, including, but not limited to the following: (i) issuance of a permit or license from the Missouri Gaming Commission authorizing the Company to conduct gaming activities on the riverboat development site; and (ii) written verification that the riverboat development site is zoned in a manner consistent with the Company's intended use. Therefore, there can be no assurance that the Company will be able to construct and operate the riverboat gaming facility.

         The Company has submitted preliminary development plans to Lexington. It was required to submit its final development plans to Lexington by April 13, 1996; however, the submission date has been extended because of delays in the licensing process. The revised schedule has yet to be set. Once the development plans have been approved by Lexington, the Company is required to submit them for any additional required governmental approvals. Within 30 days of approval of licensing by the Missouri Gaming Commission and approval of the development plans by Lexington, whichever comes later, the Company is required to commence site preparation. The construction of the riverboat gaming facility is required to commence within 30 days after the Company receives a license from the Missouri Gaming Commission and site preparation is completed, whichever comes later, provided: (i) Lexington has issued all appropriate permits and other necessary zoning approvals to the extent permissible under Missouri law; and (ii) Lexington has provided written verification that a valid building permit may be issued by Lexington or Lexington has issued a valid building permit to the extent permissible under Missouri law. The Company believes the total costs for the project will be approximately $17 million.
See "Liquidity and Capital Resources."

         The Company acquired the exclusive right to submit a proposal for the development and operation of a riverboat gaming facility from Federalist Municipal Development Company ("Federalist") pursuant to an Assignment Agreement (the "Assignment Agreement") dated April 6, 1995. Pursuant to the Assignment Agreement, Federalist is entitled to receive 2% of adjusted gross receipts of the riverboat gaming facility for the first five years of its operations and 1% of adjusted gross receipts for the sixth through tenth years of operations.

PRODUCTS AND SERVICES

         Route Operations. The Company owns, installs, operates and services video lottery machines in business establishments in South Dakota. The Company currently owns and operates 366 video lottery machines in approximately 52 locations in South Dakota. The Company enters into agreements with owners of business establishments to install video lottery machines at their places of business. The agreements typically provide for revenue sharing with the location owner based upon a percentage of the net revenues generated by the Company's video lottery machines. The agreements generally require the Company to install, maintain and service the video lottery machines.

         Company-Owned Bars. The Company operates bars, also referred to as video lottery casinos, in South Dakota that feature video lottery machines.
The Company currently owns and
operates three video lottery casinos each of which feature video lottery machines. The Company presently subleases two other video lottery casinos to restaurateurs. As part of these subleases, the restaurateurs provide space for the Company's operation of video lottery machines.

         Terms of the Management Agreement. The Management Agreement had an initial term of five years and commenced upon the opening of the Casino in July 1993. In October 1994, BHL exercised its option to extend the Management Agreement for an additional two years. TAT has the option to purchase BHL's interest in the Management Agreement after July of 1996. The option price is equal to BHL's share of Net Profits (as defined below) during the 12 months preceding the date of purchase, multiplied by the number of months remaining under the term of the Management Agreement, plus the remaining construction and development costs payable by TAT to BHL.

         Under the terms of the Management Agreement, BHL earns fees based on net profits, which are defined as the gross revenues from the Casino, including but not limited to, Indian gaming activity less amounts paid out as, or paid for, prizes and total operating expenses, excluding management fees and less repayment of construction and other capital costs incurred by the Company ("Net Profits"). BHL is entitled to receive 40% of the Net Profits from the Casino for the initial term of the Management Agreement and 30% during the two-year option period. Either party may terminate the Management Agreement if the other party commits a material breach and the material breach is not cured within 30 days of written notice thereof. The nonbreaching party may initiate arbitration proceedings.

         In February 1995, the Company initiated arbitration seeking reimbursement of $2,280,021 of costs, in excess of budgeted amounts, which were expended for the renovation and construction of the Casino. In addition, the Company claims that TAT materially breached the Management Agreement by amending its gaming ordinance to impose increased license fees on the Company. The Company and TAT have agreed to stay these proceedings and all other legal proceedings between the parties pending the closing of the Settlement Agreement. See "Certain Recent Developments" and "Legal Proceedings."

MARKETING AND SALES

         The Company attempts to acquire additional locations for the placement of video lottery machines through a marketing strategy that emphasizes the Company's premium service and top-of-the-line video lottery equipment. The Company's primary supplier of video lottery machines is Video Lottery Consultants Inc. ("VLC"). VLC machines are programmed to constantly process self-checks and diagnostics to ensure accurate financial data and proper working order of all subassemblies.

         The Company attracts customers to the Casino through a variety of media marketing techniques, including print and electronic media advertising and billboard advertising. In addition, the Company focuses on providing a quality experience for its Casino customers to encourage repeat visits and referrals.

COMPETITION

         The Company's gaming operations are in competition with a significant number of existing and proposed gaming operations in North Dakota, South Dakota and Canada, some of which are, or may be, owned or operated by organizations which may be significantly better capitalized than the Company, which have or may have significantly larger facilities, and which may employ personnel who have more experience in the gaming industry than those currently employed, or proposed to be employed, by the Company. In addition, the Company is in competition with other businesses which provide opportunities for gambling, such as racetracks and lotteries, or which provide entertainment which may divert the spending of discretionary income from gaming activities. Furthermore, the gaming industry is expanding rapidly, with more establishments competing for a customer base which may not be expanding as rapidly, if at all.

         The Company's video lottery operations are also in competition with establishments throughout South Dakota holding malt beverage, wine or liquor licenses which establishments may operate up to 10 video lottery machines per establishment. The video lottery machines allow customers to play electronic versions of blackjack, poker, keno and bingo. The Company believes that there are approximately 8,000 such video lottery machines installed in South Dakota. The video lottery industry is highly competitive. There can be no assurance that competitors with greater financial resources and/or superior technology, including competitors with similar products, will not elect to enter the Company's market.

GAMING REGULATION

         General. The ownership and operation of a gaming business by the Company, including the operations of video lottery businesses, are subject to extensive federal, state and/or local laws and regulations, including stringent licensing requirements. The regulatory authorities in a jurisdiction in which the Company is subject to licensing may do the following: (a) impose certain corporate structure requirements on the Company; (b) require the officers, directors, key employees and affiliates of the Company and/or any of the Company's subsidiaries to be licensed or found suitable; (c) require some or all of the shareholders of the Company or any subsidiary to be licensed or be found suitable, or to divest their holdings of the Company's or such subsidiary's securities; (d) require background investigation of the Company's suppliers, subcontractors and certain of their personnel; and (e) subject the Company, any subsidiary, or the officers, directors, key employees, affiliates, or shareholders of the Company or any subsidiary to any other restriction that is deemed reasonable by the regulatory authority. Generally, regulatory authorities also have authority to disapprove a change in a licensed position, which change must be reported to the issuing agency. In the event a regulatory authority were to find an officer, director, key employee or affiliate of the Company or any subsidiary, or any other person, including a shareholder, unsuitable to act in such capacity or to continue to have a relationship with the Company, the Company would be required to terminate all relationships with such person or entity. Generally, regulatory authorities have broad discretion when granting such approvals. No assurance can be given that such approvals will be obtained or retained in the future.

         The commencement of video lottery and other gaming activities in new jurisdictions requires authorizing legislation and implementing regulation at the state or other jurisdictional level. The Company cannot predict the nature of the regulatory scheme in any jurisdiction which may authorize such equipment to be used in such jurisdiction in the future. Any such regulatory scheme may be burdensome to the Company, or its key personnel and shareholders, and could include requirements that the Company would be unable to satisfy.
Additionally, no assurance can be given that there will not be an adverse change in the gaming laws of any jurisdiction in which the Company does business.

         Indian Gaming Regulatory Act. Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. IGRA was passed by the United States Congress in 1988 and provides the framework for federal and state control over all gaming on Native American lands. IGRA is administered by the NIGC, a three- person quasi-independent agency administratively located within the Department of the Interior. The NIGC is the only federal agency with regulatory responsibility over gambling. Its primary role is to monitor and regulate tribal gaming operations throughout the United States. While the NIGC has broad enforcement authority, IGRA clearly recognizes that Indian tribes, as governments, are the primary regulatory authority over gaming on Indian lands. Thus, the NIGC will afford tribes the opportunity to address identified violations in the first instance.

         Since the Company's current operations under the Management Agreement involve Class II and Class III Indian gaming, such operations come under the auspices of IGRA. IGRA defines Class III gaming as including all forms of gaming that are not Class I or Class II gaming, including banking card games, casino games, slot machines, electronic or electromechanical facsimiles of games of chance and parimutuel wagering. Class II gaming includes bingo. Certain terms and conditions of the Management Agreement may be subject to the provisions of statutes relating to contracts with Indian tribes which are administered by the Secretary of the Interior (the "Secretary") through the BIA and NIGC. The regulations and guidelines under which the NIGC administers IGRA are incomplete and evolving. IGRA is subject to interpretation by the Secretary and the NIGC and may be subject to judicial and legislative clarification or amendment.

         Class III gaming may lawfully be conducted by an Indian tribe if: (a) the state in which the tribe is located permits such gaming for any purpose by any person, organization or entity; (b) the tribe and the state have negotiated a compact which has been approved by the Secretary; and (c) the tribe has adopted a gaming ordinance which has been approved by the Chairman of the NIGC.

         IGRA requires the NIGC to approve management contracts and certain collateral agreements. The BIA approved management contracts prior to the NIGC assuming the responsibility for approval of management contracts. The Management Agreement and collateral agreements were approved by the BIA on February 19, 1993; however, the Company has submitted the Management Agreement and certain collateral agreements to the NIGC upon its request for a review of its compliance with IGRA. See "--Recent Developments." The Chairman may approve a management contract if it provides:
(a) adequate accounting procedures; (b) access by tribal officials to the gaming operations in order to verify the daily gross revenues and income; (c) a minimum guaranteed payment to the tribe that has preference over the retirement of development and construction costs; (d) a ceiling for the repayment of such costs; (e) a maximum term of five years, or upon tribal request, seven years; and (f) grounds and procedures for terminating the contract.

         The Chairman may approve a management contract which authorizes a management fee based upon net revenues if the Chairman believes the fee is reasonable. As a general rule, the management fee cannot exceed 30 percent of net revenues. Upon request of a tribe, however, the Chairman may approve a contract authorizing a management fee greater than 30 percent of net revenues, but not to exceed 40 percent, if the Chairman is satisfied that the capital investment and income projections of the project require the higher percentage. The Management Agreement has a seven-year term and the Company's management fee is 40% of Net Profits for the first five years and 30% thereafter. While the Company believes that the Management Agreement meets all the requirements of IGRA, the NIGC is responsible for making such determination. If the Settlement Agreement is not consummated and the NIGC determines that the Management Agreement does not comply with IGRA, it may require the parties to modify the Management Agreement, including but not limited to reducing the management fee and the term.

         GAMING COMPACT. A tribal-state compact for Class III gaming may include provisions concerning: (a) the application of tribal or state criminal and civil laws directly related to gaming; (b) the allocation of jurisdiction between the state and the tribe; (c) an assessment to the state to defray the cost of regulating the gaming activity; (d) taxation by the tribe in amounts comparable to state taxation; (e) remedies for breach of the compact; (f) standards for the operation and maintenance of the gaming facility; and (g) any other subjects related to gaming activity. The Secretary is authorized to approve tribal-state compacts.

         The Gaming Compact ("Compact") between TAT and the State of North Dakota was entered into on October 7, 1992. It provides that TAT shall have the right to operate the following types of Class III Gaming: (a) electronic and electromechanical facsimile games of chance; (b) blackjack; (c) poker, including Pai Gai and Caribbean stud poker; (d) parimutuel and simulcast betting; (e) pull-tabs; (f) raffles; (g) keno; (h) punchboards and jars; (i) paddlewheels; and (j) craps and Indian dice.

         The Compact also provides for the following limits on maximum wagers:
(a) wagers on blackjack shall not exceed $50 per individual hand; (b) wagers on poker shall not exceed $10 per individual bet per round, with a three raise maximum per round; (c) individual bets on paddlewheels shall not exceed $25 for either single bet or overall multiple bets by an individual player per spin of the wheel; (d) individual bets placed during the play of craps and Indian dice shall not exceed $25 per bet; and (e) electronic games of chance shall not process individual bets in excess of $5 per bet (however, play may be conducted upon individual machines which process simultaneously, up to three bets, each not exceeding $5).

         The Compact states there shall be no limit on the number of machines, tables or other gaming devices which TAT may operate pursuant to the Compact, nor shall there be a limit as to the number of sites on trust lands within the exterior boundaries of the Fort Berthold Reservation upon which gaming may be offered. However, the Management Agreement provides that neither party will participate in any other gaming management contract in the State of North Dakota.

         TRIBAL GAMING ORDINANCE. Indian tribes wishing to engage in Class II or Class III gaming must adopt a gaming ordinance which is approved by the Chairman of the NIGC. The Chairman is required to approve a tribal ordinance if the ordinance provides that: (a) the tribe will have the sole proprietary interests in the gaming operation (with some exceptions); (b) net revenues from tribal gaming operations will be used to fund tribal government operations, to provide for the general welfare of tribal members, to promote economic development, to donate to charitable organizations, or to help fund local government agencies; (c) annual outside audits of the gaming operations will be submitted to the NIGC; and (d) there is an adequate system for conducting background investigations on key employees and primary management officials, issuing licenses to such persons, and notifying the NIGC of the results of background investigations before issuing tribal gaming licenses.

         TAT enacted its enabling gaming ordinance (the "Gaming Ordinance") in July 1991 which requires primary management officials, key employees and management companies to apply for annual tribal gaming licenses. The Gaming Ordinance also requires the establishment to obtain a yearly permit. The Gaming Ordinance established the Gaming Commission which has the authority and responsibility to, among other things, issue and renew gaming licenses and permits, revoke licenses and permits, collect fees, levy and collect penalties, and review gaming books and records. The Gaming Commission is the licensing authority for Class I, Class II and Class III gaming on the Fort Berthold Reservation. Each license issued by the Gaming Commission is valid for one year following issuance. The Gaming Commission must also forward license applications and gaming reports to the NIGC for its review. Furthermore, it is responsible for enforcing the provisions of the Compact and the Gaming Ordinance's specified use of gaming revenues.

         Enforcement actions that the Gaming Commission may take include suspension, revocation or conditioning of a license, and/or the imposition of civil penalties not to exceed $500 for each violation of the Gaming Ordinance. Upon a suspension, revocation or conditioning of a license, the Gaming Commission may bring an action in the Tribal District Court for the seizure of any gaming apparatus, proceeds or other property of a licensee, expel the licensee from Indian lands, if the licensee is a nonmember of TAT, or seek other relief as it deems necessary to enforce its decision.

         On April 12, 1994 the NIGC notified TAT that the Gaming Ordinance had certain deficiencies. TAT amended its Gaming Ordinance on October 14, 1994 to cure these deficiencies. The Chairman of the NIGC approved TAT's amended Gaming Ordinance (the "Amended Gaming Ordinance") on November 17, 1994 as being in compliance with IGRA. Pursuant to Section 8.1 of the Amended Gaming Ordinance, the Gaming Commission established a new fee schedule for gaming licenses and background investigations.

         BHL received a notice of the Amended Gaming Ordinance and new fee schedule on December 30, 1994. On behalf of the Casino, BHL had previously submitted an application and permit fee of $250 to the Gaming Commission for the renewal of the Casino's establishment permit. This application and permit fee was submitted in accordance with the Gaming Ordinance. The new fee schedule, if imposed on BHL, would require BHL to pay approximately $700,000 in additional fees and deposits which are prohibited under the Management Agreement. The Gaming Commission refused to accept the Casino's application because it was not in conformance with the Amended Gaming Ordinance. As a result, the establishment permit for the Casino was not renewed in 1995 or 1996. However, the Gaming Commission has issued temporary licensing to the Company and the Casino pursuant to the terms of the Settlement Agreement. These licenses shall be valid through the term of the Settlement Agreement. See "Certain Recent Developments."

         In the event the Settlement Agreement is not consummated, the Company cannot predict the consequences of operating the Casino without an establishment permit. In addition to the enforcement actions which may be taken by the Gaming Commission described above, under the terms of the Management Agreement, loss of a gaming license for cause would constitute a material breach. The Gaming Commission has not taken any enforcement actions and TAT has not alleged a material breach of the Management Agreement by BHL of the Management Agreement. BHL contends that the Amended Gaming Ordinance materially reduces the value of the Management Agreement and constitutes a material breach of such agreement. In February 1995, BHL initiated arbitration proceedings to resolve this dispute and a dispute over the reimbursement of certain expenses related to the Casino. See "LEGAL PROCEEDINGS--TAT Gaming Commission Petitions and Arbitration."

         SOUTH DAKOTA VIDEO LOTTERY REGULATION. The manufacture, distribution and operation of video lottery equipment is subject to extensive regulation by federal and state authorities. Federal law requires registration of the Company's video lottery equipment as gaming devices. In addition, provisions under South Dakota laws govern all aspects of the Company's video lottery business as it is operated in South Dakota. The executive director of the South Dakota Lottery Commission ("Lottery Commission") administers the state lottery, including video lottery. The Lottery Commission as an independent state agency has authority for the overall management of the state lottery and control over the operation of its games.

         The Lottery Commission has promulgated rules and regulations concerning the licensing procedures for video lottery operators, setting the mechanical and electronic specifications for video lottery, and the accounting procedures for net machine income. Additionally, only retail establishments licensed to sell alcoholic beverages are permitted to offer video lottery machines. No more than ten video lottery machines may be placed in a licensed establishment. Persons under the age of twenty-one may only enter the premises where video lottery machines are located provided they are accompanied by a parent, guardian or spouse of twenty-one years or older.
Video lottery operators must pay an annual fee of $100 per machine. In addition, South Dakota's percentage of net machine income is 50%. There can be no assurance that license fees and/or South Dakota's percentage will not increase, and any such increase would have an adverse effect on the Company and its South Dakota video lottery operations.

         The statutes and regulations governing gaming in South Dakota and elsewhere may limit the ability of individuals and entities to acquire and own Common Stock. Such provisions are designed to regulate ownership and control of gaming establishments within those jurisdictions. In South Dakota, for a corporation to be selected as a video lottery operator, the corporation must have sufficient financial resources to support the activities required to service video lottery machines, be greater than fifty percent owned by South Dakota resident(s) and be current in payment of all taxes. Existing statutes in South Dakota require that each officer, director or shareholder owning in excess of five percent of any corporation engaged as a video lottery operator must successfully complete background investigations regarding financial history, criminal record and character. Such provisions may affect acquisition of large blocks of the Common Stock and could depress the price of the Common Stock.

EMPLOYEES

         As of September 30, 1996, the Company employed 21 employees on a full-time basis and 15 on a part-time basis. None of the Company's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

ADDITIONAL INFORMATION

         Compliance with federal, state and local law regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected by the Company to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Company. The Company is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Company does not anticipate being required to expend any funds in the near future for environmental protection in connection with its operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota under a lease that expires in September 1997 from an affiliated company controlled by Mr. Lien. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The Company owns real property and a building located in North Sioux City, South Dakota. The building has approximately 4,000 square feet of floor space and houses two video lottery casinos operated by the Company. The Company leases the remainder of the building, approximately 1,300 square feet, to a fast food franchise.

         The Company believes that its facilities and equipment are well maintained and in good operating condition and will satisfy its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

MANAGEMENT AGREEMENT

         Since July 1994, TAT and the Company have been engaged in numerous legal disputes over the terms of the Management Agreement as previously disclosed. All legal actions have been stayed pending the closing of the Settlement Agreement. Included is the matter of Bruce H. Lien Company v. Three Affiliated Tribes and Russell D. Mason, Sr., Mark Fox, Daylon Spotted Bear, Ivan Johnson, Austin Gillette, George Fast Dog, and Ed Hall, as Members of the Three Affiliated Tribes Tribal Business Council. BHL brought this claim against TAT seeking a temporary restraining order and/or preliminary injunction and a motion to compel arbitration proceedings. BHL brought the action in the United States District Court for the District of North Dakota, Northwestern Division. BHL initiated arbitration on January 31, 1995 to resolve disputes that have risen out of the Management Agreement. These proceedings were scheduled for hearings on October 9, 10, and 11, 1995. However, a Tribal District Court judge enjoined the BHL and the American Arbitration Association ("AAA") from going forth, pending the review of the Management Agreement by the NIGC or the Tribal judge's determination on the validity of the agreement, whichever occurs earlier. As a result of BHL's action in federal court, U.S. District Judge Patrick A. Conmy issued an order on October 13, 1995 for TAT defendants to show cause as to why a restraining order should not be issued restraining them and their agents from interfering with the arbitration now pending before the AAA. A hearing was held October 25, 1995 in Minot, North Dakota on the Order to Show Cause as to why the injunction should not be granted. The federal court on November 10, 1995 held that, although it had federal question jurisdiction, the NIGC had initial jurisdiction to decide the validity of the Management Agreement. Additionally, because the court found no irreparable harm, it refused to issue an injunction against TAT defendants.

         On August 28, 1996, the Eighth Circuit Court of Appeals affirmed the District Court's ruling on its federal question jurisdiction but reversed its decision not to defer this matter to the Tribal Court. On September 27, 1996, BHL and TAT entered into the Settlement Agreement. Among other things, the agreement provides for the resolution of disputes arising out of the Management Agreement and will terminate the Management Agreement upon the Company's receipt of $8.65 million on or before April 30, 1997. TAT and BHL filed a joint motion with the Court of Appeals to stay these proceedings pending the final disposition of their settlement negotiations. Upon the closing of the Settlement Agreement, the following actions and claims would be dismissed:

                          (a) A Federal District Court action entitled Bruce H. Lien Company v. Three Affiliated Tribes, et al. I Civ. No. A4-95-135 (D. North Dakota);

                          (b)     A Tribal Court action entitled Three
                 Affiliated Tribes v. Bruce H. Lien Co., Case No. 96-C-000 I (Fort Berthold District Court);

                          (c) A Tribal Court action entitled Bruce H. Lien Co. v. Three Affiliated Tribes Tribal Gaming Commission, Case No. 95-C-00096 (Fort Berthold District Court);

                          (d) A Tribal Court action, as it relates to Lien and its officers or employees, entitled Bruce H. Lien Co., Jerry Baum and Thomas K. Schoppert v. Three Affiliated Tribal Gaming Commission, Case No. 95-C-00154 (Fort Berthold District);

                          (e) An Arbitration action entitled Bruce H. Lien Co. v. Three Affiliated Tribes, Case No. 53 133 00057 95 (AAA Arbitration Association);

                          (f)     A Tribal Court action entitled Gene
                 Christensen, et al. v. Marcus Wells, Jr. et al., (Jerry Long case);

                          (g) A Tribal Employment Rights Office case entitled Marcus Wells, Jr. v. Gene Christensen, et al., (Jerry Long case);

                          (h) A Tribal Court action entitled Marcus Wells, Jr. v. Jerry Baum, et al., Civ. No. (Devon Gordon case);

                          (i) A Tribal Employment Rights Office case entitled Marcus Wells, Jr. v. Jerry Baum, et al., (Devon Gordon case);

                          (j) A Tribal Court action entitled Marcus Wells, Jr. v. Jerry Baum, et al., Civ. No. (Brenda Keller case); and,

                          (k) A Tribal Employment Rights Office case entitled Marcus Wells, Jr. v. Jerry Baum, et al., (Brenda Keller case).

         In the event the Settlement Agreement does not close, the Company will proceed with petitioning the Eighth Circuit Court of Appeals for a rehearing, with suggestion for rehearing en banc. The Company may renegotiate with TAT or exhaust its legal remedies, which may include Tribal Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Common Stock. The following market information is based upon the bid and asked price of the stock as reported by the OTC Bulletin Board. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                   High Bid        Low Bid
                                                                                   --------        -------
             Fiscal Year ended September 30, 1996
                      First Quarter                                                 $.375            $.125
                      Second Quarter                                                 .25              .125
                      Third Quarter                                                  .375             .25
                      Fourth Quarter                                                 .375             .0625


             Fiscal Year ended September 30, 1995
                      First Quarter                                                  .875             .25
                      Second Quarter                                                 .5625            .25
                      Third Quarter                                                  .25              .125
                      Fourth Quarter                                                 .1875            .125


         As of December 16, 1996, there were approximately 320 holders of record of Common Stock.

DIVIDENDS

         The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is restricted by the Company's loan agreements with the bank.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the outcome of the arbitration and settlement negotiations with TAT and the outcome of the NIGC review of the Management Agreement. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, retention of video lottery space lease agreements, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

INTRODUCTION

         On June 22, 1994, the South Dakota Supreme Court issued a decision holding that a video lottery was not a lottery, and therefore, was unconstitutional. The court's decision became effective on August 13, 1994, and resulted in the shutdown of all video lottery machines in South Dakota. During a special legislative session held on July 11 and 12, the legislature approved language for a constitutional amendment legalizing video lottery as it had been operated in the State. The proposed constitutional amendment was approved by South Dakota voters in the November 8, 1994 general election. The Company reinstated its video lottery operations in South Dakota on November 22, 1994, the effective date of the constitutional amendments.

         The 100-day shutdown of video lottery operations in South Dakota, from August 14, 1994 to November 22, 1994, resulted in a significant decline in the Company's revenues, operating income and cash flow. The shutdown affected 52 days of the year ended September 30, 1995 ("Fiscal 1995"). For Fiscal 1995, the Company estimates revenues were reduced by approximately $1,650,000 and that operating income and cash flow was reduced by approximately $240,000. The Company calculated lost revenues based on historical operations.

RESULTS OF OPERATION

         Year Ended September 30, 1996 ("Fiscal 1996") Compared to Year Ended September 30, 1995

         Revenues. Total revenues increased 0.9% to $11,242,586 for Fiscal 1996, compared to $11,140,773 for Fiscal 1995. Video lottery revenues increased 10.4% to $8,985,467 for Fiscal 1996, compared to $8,136,160 for Fiscal 1995. The increase in video lottery revenues was attributable to the operation of video lottery during the entire twelve months of Fiscal 1996, compared to less than ten and one-half months during Fiscal 1995. The revenue generated by each video lottery machine in Fiscal 1996 decreased approximately 9% during the comparable period in Fiscal 1995. This decrease is a result of some of the Company's higher revenue-per-machine locations not renewing their lease agreements, and the Company placing its machines in lower revenue-per-machine locations. Revenues from the Management Agreement decreased 30.8% to $2,064,649 for Fiscal 1996, compared to $2,984,271 for Fiscal 1995, as a result of the decreased profitability of the Casino. The earnings of the Casino were impacted during Fiscal 1996 by numerous factors including, inclement weather, increased competition in the Regina, Canada area, road construction on the main highway leading to the Casino, and a reduction in tourism.

         Costs and Expenses. Total costs and expenses increased 18.0% to $10,290,570 for Fiscal 1996, compared to $8,723,534 for Fiscal 1995. The increase was attributable to increases in the video lottery state share, compensation expenses and operating expenses. Video lottery state share increased 35.6% to $4,471,432 for Fiscal 1996, compared to $3,298,701 for Fiscal 1995 due to an increase in the percentage of the video lottery revenues paid to the State of South Dakota from 37% to 50% effective July 1, 1995. Compensation expenses increased 40.8% to $981,536 for Fiscal 1996, compared to $696,863 for Fiscal 1995, due primarily to an increase in the number of employees in the Company's video lottery operations. Operating expenses increased 56.9% to $1,234,633 for Fiscal 1996, compared to $786,727 for Fiscal 1995. The increase in operating expenses was primarily related to the following: an increase of approximately $145,000 in legal costs related to the arbitration and disputes with TAT and an increase of $113,000 in advertising and marketing expenses associated with the video lottery operations. The increase in total costs and expenses was offset, in part, by decreases in video lottery location share, business development costs and depreciation and amortization. Video lottery location share decreased 8.6% to $2,891,852 for Fiscal 1996, compared to $3,164,046 for Fiscal 1995. Video lottery location share, as a percentage of video lottery revenues, decreased to 32.2% for Fiscal 1996, compared to 38.9% for Fiscal 1995. This decrease is directly related to the increase in the video lottery state share, as the location share is computed on video lottery revenues after the state share.

         Other Income and Expense. Interest expense and financing costs decreased 40.8% to $794,054 for Fiscal 1996, compared to $1,341,088 for Fiscal 1995. This decrease was the result of (i) the Company having reduced its notes payable to $4,534,755 at September 30, 1996, compared to $7,599,714 at September 30, 1995, and (ii) no one-time fees and penalties (reported as interest expense) incurred during Fiscal 1996, compared to $320,863 of one-time fees and penalties during Fiscal 1995. The decrease in interest expense and financing costs was offset, in part, by an increase in the effective interest rate on a $2.4 million note payable. Interest income increased 13.1% to $683,444 for Fiscal 1996, compared to $604,202 for Fiscal 1995, due primarily to an increase in the interest rate on the long-term receivable related to the Casino.

         Federal and State Income Taxes. The Company recorded Federal and State income tax expense of $339,000 for Fiscal 1996, compared to an income tax benefit of $623,000 for Fiscal 1995, a decrease of $284,000. The Company records income tax expense using the estimated effective tax rate for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $120,572 at September 30, 1996, compared to $520,438 at September 30, 1995, a decrease of $399,866. The decrease was primarily attributable to cash used for principal payments on long- term debt and the purchase of property and equipment. During Fiscal 1996, the Company generated $1,468,814 of cash flow from operating activities, compared to $1,923,559 in Fiscal 1995. The decrease in cash flow from operating activities is due to the decrease in revenues from the management of the Casino.

         Investing activities provided cash of $1,306,952 in Fiscal 1996 compared to $1,448,593 in Fiscal 1995. Principal payments received on long-term receivables provided cash of $1,902,787 in Fiscal 1996 compared to $1,511,696 in Fiscal 1995. Capital expenditures of $423,015 for Fiscal 1996 were primarily related to the Company's video lottery casino operations. In addition, the Company incurred $182,884 in casino development costs associated with the proposed Lexington, Missouri riverboat gaming project in Fiscal 1996.

         Financing activities used cash of $3,175,632 in Fiscal year 1996 compared to $2,999,001 in Fiscal 1995. Principal payments on long-term debt was $4,647,951 in Fiscal 1996 compared to $3,175,300 in Fiscal 1995. Proceeds from long-term borrowings were $812,992 in Fiscal 1996 compared to $276,971 in Fiscal 1995. Short-term borrowings provided cash of $580,000 in Fiscal 1996 compared to a $180,000 reduction of short-term borrowings in Fiscal 1995.

         The Company has a working capital deficit of $1,849,222 at September 30, 1996 compared to $1,969,771 at September 30, 1995. The working capital deficits are primarily a result of the Company's long-term borrowings having maturities of three years or less.

         Pursuant to the terms of the FBILLC Settlement Agreement, BHL is required to purchase FBILLC's interest, real or contingent, in the Management Agreement for $2,000,000, subject to certain adjustments (the "FBILLC Obligation") the FBILLC Obligation was payable in full on December 31, 1996, at which time the balance was $534,306.49. On January 7, 1997, BHL and FBILLC entered into an amendment to the FBILLC Settlement Agreement (the "Amendment") whereby the balance is payable as follows (a) $50,000 per month commencing January 25, 1997 through June 25, 1997, and (b) $75,000 per month thereafter beginning July 25, 1997, until the FBILLC Obligation is paid in full. Interest is payable on the unpaid amount at a rate of 15% per annum for the period January 1, 1997 through June 30, 1997, and at 18% per annum thereafter. If BHL fails to make any payments, FBILLC can, at its sole option, declare all amounts then due and owing from BHL to FBILLC to be immediately due and payable. In the event of default under the FBILLC Settlement Agreement, FBILLC would be able to exercise its rights under the Security Agreement and Guaranty, including without limitation, the right of FBILLC to receive the payments due BHL under the Management Agreement until such amounts have satisfied the FBILLC Obligation.

         On December 30, 1993, the Company issued a promissory note (the "Promissory Note") payable to the order of an individual in an amount of up to $2,400,000 due November 1994. Interest on the Promissory Note was payable at an annual rate equal to the prime rate established by Norwest Bank South Dakota, N.A. plus 0.5%. In addition, the Company issued a warrant to such individual for the purchase of 480,000 shares of Common Stock with an exercise price of $1.00 per share. Pursuant to a Loan Extension Agreement dated September 30, 1994, the due date of the Promissory Note was extended to November 30, 1995. In consideration for the extension (i) the interest rate was increased from prime plus 0.5% to prime plus 2%, (ii) the Company paid $100,000 in cash, and (iii) the Company issued warrants to purchase 480,000 shares of Common Stock with an exercise price of $.75 per share.

         On December 21, 1995, the Company and such individual entered into a Second Loan Extension Agreement whereby the due date on the Promissory Note was extended to August 27, 1997. Pursuant to the terms of the Second Loan Extension Agreement the Company is required to pay each month (i) $142,800 to be applied to principal and interest on the Promissory Note computed using the prime rate established by Norwest Bank South Dakota, N.A., (ii) interest equal to 2% per annum on the outstanding balance, and (iii) a fee of $7,500 per month for each month that an outstanding balance exists on the Promissory Note. In addition, the Company is required to accrue an additional fee (the "Accrued Fee") of $12,500 per month that an outstanding balance exists on the Promissory Note. The Accrued Fee is due in monthly payments of $25,000, commencing 30 days after the Promissory Note is paid in full. Any unpaid Accrued Fee shall be paid in full 180 days after the Promissory Note is paid in full. The Accrued Fee shall bear interest equal to the prime rate established by Norwest Bank South Dakota, N.A. plus 2% beginning at such time as the Promissory Note is paid in full. The Promissory Note is secured by the personal guaranty of Mr. Lien. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." As of September 30, 1996, the outstanding principal balance on the Promissory Note was $1,497,892 and the Accrued Fee was $112,500.

         In June 1995, the Company renegotiated a promissory note payable to Mr. Lien. The prior note, a $690,000 demand note payable to Mr. Lien, was cancelled and a new note in the principal amount of $690,000, due January 1997, was issued to Mr. Lien. During Fiscal 1996, this note was assigned by Mr. Lien to an affiliated company controlled by Mr. Lien. In September 1996 this promissory note was cancelled and a new note in the principal amount of $690,000, due December 31, 1997, was issued to the affiliated company. These promissory notes provide for interest equal to the prime rate established by Norwest Bank South Dakota, N.A. plus 2%. The interest rate as of September 30, 1996 was 10.25%. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In June 1996, the Company, and one of its subsidiaries entered into a loan agreement (the "Loan Agreement") with a bank, which provides for a revolving note and a term note. The revolving note allows for advances to the Company of up to $500,000, with interest paid monthly at a rate equal to the bank's prime rate plus 2%. The balance of the revolving note, if any, is due on June 21, 1997. The term note in the principal amount of $800,000 requires monthly payments of $22,222 commencing July 31, 1996 plus interest at a rate equal to the bank's prime rate plus 2%. The proceeds from the term note were used to payoff a note to a bank of approximately $750,000. The balance of the term note is due on June 30, 1998. The revolving note and term note are secured by substantially all of the Company's video lottery machines and the personal guaranty of Mr. Lien. In December 1996, the Company obtained an additional loan from the bank in the principal amount of $300,000. The loan is due April 11, 1997, with interest payable monthly at a rate equal to the bank's prime rate plus 2%. The Company utilized the proceeds from the additional loan for working capital.

         As a result of the increased costs associated with video lottery operations and decreased revenue from the Casino, the Company has had to seek additional short term financing from the Bank and to renegotiate the FBILLC Settlement Agreement to extend and restructure the payment terms. The Company has also received an additional loan in the amount of $100,000 from Mr. Lien in order to meet working capital needs.

         In addition, because of seasonal fluctuations the Casino retains revenue during December through March for working capital purposes. As a result, sometimes during this period the Casino does not have sufficient revenue to timely pay the distributions due BHL under the Management Agreement. In order to accommodate the Casino's working capital requirements, the Company has sought to renegotiate the FBILLC Settlement Agreement and has sought to obtain additional lines of credit to meet its working capital requirements.

         If the Company is successful in obtaining a riverboat gaming license in Missouri, the Company will seek to raise approximately $17 million of equity or debt in the private and/or public markets to fund the construction and development of the riverboat gaming vessel and related facilities. There is no assurance that the Company will be able to obtain the gaming license or to raise the financing, or that if financing is available it will be on terms satisfactory to the Company.

         The Company will continue to evaluate and investigate expanding or acquiring additional interests in the video lottery and gaming industries in states likely to legalize or expand in these industries in the future, the acquisition or expansion of which may result in increased profitability and cash flow. There is no assurance that the Company will be successful in such an acquisition or expansion, be able to obtain additional financing, or that increased profitability and cash flow would result. The Company anticipates incurring additional expenses in order to investigate these possible future business opportunities.

MATERIAL COMMITMENTS

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the status of various agreements the Company has entered into, the time required to file and process regulatory approval applications for additional video lottery routes and development of the Company's gaming business. The Company currently does not have any commitment for long-term capital expenditures.

SEASONALITY/QUARTERLY FLUCTUATIONS

         On a historic basis, the revenues and cash flow of the Casino have been higher during the Company's third and fourth quarters due to better weather and travel conditions and increased tourism.

FUTURE OPERATIONS

         If the Settlement Agreement closes, the Company intends to use the proceeds to pay off the majority of its existing debt and to fund future projects, including the Development Agreement. In addition, the Company's revenues from the Management Agreement will be eliminated, and as a result the Company's only revenues will be from its video lottery operations.

         The Company's video lottery space lease agreements with establishments are for limited terms. There is no assurance that the Company will be able to renew the space lease agreements with existing establishments, or if the agreements are renewed, that the terms will be as favorable to the Company as the current agreements. If the agreements are not renewed, or renewed with terms less favorable to the Company, the Company's revenues, net income and cash flow would be adversely impacted. In addition, the trend in current years has been a decrease in video lottery profits due to increased state share, higher percentages paid to location owners and a decrease in revenues-per-machine due to video lottery machines being placed in lower revenue-per-machine locations.

         A substantial portion of the Company's revenues are derived from the Management Agreement. The Company also has a significant portion of its assets in the form of notes receivable and a significant portion of its short-term and long-term notes payable that are related to the Management Agreement. The realization of the notes receivable and the Company's ability to meet its short-term and long-term debt obligations are highly dependent upon the future earnings and cash flows from the Management Agreement. Any adverse change in the operations of the Casino, the Company's relationship with TAT, an adverse ruling in the arbitration proceeding, an adverse ruling in Tribal district court, compliance with TAT's gaming compact with the State of North Dakota or a determination by the NIGC that the terms of the Management Agreement are not in compliance with IGRA could be detrimental to the Company. As of September 30, 1996, the Company has recorded $5,752,004 of costs (of which $3,471,983 is pursuant to the commitment under the Management Agreement and $2,280,021 is in excess of budgeted amounts and is subject to arbitration) as a note receivable related to the Management Agreement that remain subject to approval by TAT, and subsequently could be disapproved by TAT. Any costs not approved by TAT, or future arbitration proceedings, will be reclassified as a casino development cost and amortized over the remaining term of the Management Agreement, and would result in a decrease in future earnings and cash flow of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statement schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their ages are as follows:

                     Name                   Age                         Position
                     ----                   ---                         --------
      Jerry L. Baum(2)                       47    President, Chief Operating Officer and Director
      David L. Crabb                         38    Chief Financial Officer and Treasurer
      Brustuen "Bruce" H. Lien(1)(2)(3)      69    Chairman of the Board of Directors and Chief Executive Officer
      Deanna B. Lien(1)(2)(3)                53    Director
      George J. Nelson                       35    Vice President, Corporate Counsel and Secretary

      _______________
      (1) Member of the Compensation Committee.
      (2) Member of the Executive Committee.
      (3) Member of the Stock Option Committee.

         At each annual meeting of shareholders, each director is elected to hold office for a one year term expiring at the next succeeding annual meeting or until their successor is duly elected and qualified. Two of the directors, Brustuen "Bruce" H. Lien and Deanna B. Lien are husband and wife. None of the other directors or officers of the Company bears any family relationship to any other director or officer. Each executive officer of the Company is elected for a term of one year and serves until a successor is elected and qualified.

         Jerry L. Baum. President since June 1995 and Chief Operating Officer since April 1995. Mr. Baum was appointed as a director in November 1995. From October 1, 1993 to February 1995, Mr. Baum served as Project Director of the Casino. From March to October 1993, Mr. Baum was manager of operations at the Royal River Casino, a Class III Indian gaming casino owned by the Frandreau Santee Tribe and from February 1987 to 1991 was Director of Criminal Investigation, State of South Dakota.

         David L. Crabb. Chief Financial Officer since May 1993 and Treasurer since August 1993. From March 1986 through May 1993, Mr. Crabb was a CPA for Northwestern Engineering Company and Hills Materials Company.

         Brustuen "Bruce" H. Lien. Chief Executive Officer since April 1995 and Chairman of the Board of Directors since August 10, 1990. From October 1991 through June 1993, Mr. Lien served as the President and Chief Executive Officer of the Company. Mr. Lien is a director of Pete Lien & Sons, Inc.

         Deanna B. Lien. Director since August 10, 1990. Vice President and Treasurer from August 10, 1990 to June 29, 1993. Ms. Lien has been a Vice President and Secretary of Diggers Auto Salvage, Inc. since 1986.

         George J. Nelson. Vice President and Corporate Counsel since September 1993 and Secretary since September 1995. From March 1, 1990 to August 31, 1993 Mr. Nelson was the General Manager of First Gold, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

         Based on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that Mr. Baum, Mr. Crabb and Mr. Nelson each reported one transaction late on a Form 5.

ITEM 10.  EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year.

                          SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM        ALL OTHER
                                                        ANNUAL               COMPENSATION     COMPENSATION
                                                      COMPENSATION              AWARDS             ($)
                                                 ----------------------      ------------     ------------
                                                                              Securities
                                                                              Underlying
                                                                             Options/SARs
                                                                                 (#)
 Name and Principal Position        Year       Salary ($)     Bonus ($)       Options (#)
 ---------------------------        ----       ----------     ---------       -----------
 Bruce H. Lien(1)                   1996            -0-            -0-              -0-              -0-
   Chief Executive Officer and      1995            -0-            -0-              -0-              -0-
   Chairman of the Board            1994            -0-            -0-        2,000,000              -0-

 Jerry L. Baum(2)(3)                1996        120,000            -0-          300,000              -0-
                                    1995        111,667            -0-           59,740              -0-
                                    1994         95,833            -0-          140,260              -0-


 --------------

 (1) Chief Executive Officer since April 1995.
 (2) Chief Operating Officer since April 1995 and President since June 1995.
 (3) Represents amounts paid to him as Project Director for BHL. No salary was paid by the Company to Mr. Baum during 1994.

         The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, some benefits which are made available only to certain of the Company's officers, such as the use of a Company vehicle, are not described, as the monetary value of such benefits is believed to be below 10 percent of each of the named executive officer's annual salary and bonus.

                       OPTION GRANTS IN LAST FISCAL YEAR

                              (INDIVIDUAL GRANTS)

                                                      % of Total Options
                           Number of Securities      Granted to Employees
                            Underlying Options                in            Exercise or Base
         Name                   Granted (#)               Fiscal Year         Price ($/Sh)      Expiration Date
         ----                   -----------               -----------         ------------      ---------------
     Jerry L. Baum               300,000                     49%                  $.40           March 28, 2006

           AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES



                                               Number of Securities                Value of Unexercised
                                              Underlying Unexercised                   In-the-Money
                                                    Options at                          Options at
                                                    FY-End (#)                         FY-End ($)(1)
                Name                        Exercisable/Unexercisable            Exercisable/Unexercisable
                ----                        -------------------------            -------------------------
            Jerry L. Baum                         96,104/403,896                           $0/$0

(1) Based on the average of the high and low bid price of the Common Stock on September 30, 1996.


COMPENSATION PURSUANT TO PLANS

         The Company has adopted a Performance Stock Option Plan (the "Plan"), approved by the Shareholders, for the benefit of certain employees, officers and directors of the Company. The Stock Option Committee of the Board of Directors selects the optionees and determines the terms and conditions of the stock options granted pursuant to the Plan. Options to purchase 610,000 shares of Common Stock were granted pursuant to the Plan during Fiscal 1996. As of September 30, 1996, options to purchase 1,110,000 shares of Common Stock were outstanding pursuant to the Plan, 225,612 of which were vested at September 30, 1996.

COMPENSATION OF DIRECTORS

         The Company does not compensate its directors for their services as directors or pursuant to any other arrangements. The Company reimburses its directors for expenses incurred related to their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of Common Stock as of December 16, 1996 by (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) the Company's directors;
(iii) all named executive officers; and (iv) all directors and executive officers as a group.

                                                                      Shares
                                                                   Beneficially                 Percent of
                    Name                                             Owned(1)                      Class
                    ----                                             --------                      -----
 Brustuen "Bruce" H. Lien  . . . . . . . .                       20,387,500(2)(4)                  70.9%
 3290 Lien Street
 Rapid City, SD  57702


 Deanna B. Lien(2) . . . . . . . . . . . .                       20,387,500(3)(4)                  70.9%
 3290 Lien Street
 Rapid City, SD  57702

 Jerry L. Baum . . . . . . . . . . . . . .                           96,104(5)                       .4%
 3290 Lien Street
 Rapid City, SD  57702

 All executive officers and directors as
 a group (5 persons) . . . . . . . . . . .                       20,603,279(4)(6)                  70.2%

---------------

(1) Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such securities, or if the person has the right to acquire the beneficial ownership within sixty days, unless otherwise indicated.
(2) This number includes the shares of Common Stock which are beneficially owned, or which may be deemed to be beneficially owned, by Brustuen "Bruce" H. Lien. For purposes of this table, the same shares may be deemed to be beneficially owned by Mr. Lien's wife, Deanna B. Lien.
(3) For purposes of this table, Deanna B. Lien is deemed to be the beneficial owner of the shares of Common Stock which may be deemed to be beneficially owned by her husband, Brustuen "Bruce" H. Lien.
(4) This number includes 2,000,000 shares of Common Stock which may be acquired pursuant to a currently exercisable warrant.
(5) This number represents shares of Common Stock which may be acquired pursuant to currently exercisable stock options.
(6) This number includes 211,612 shares of Common Stock which may be acquired pursuant to currently exercisable stock options.

         Except as stated herein, there are no arrangements known to the Company which may result in a change in control of the Company, and each shareholder has sole voting and investment power with respect to Common Stock included in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1996 and 1995, Mr. Lien, and an affiliated company controlled by Mr. Lien, loaned money to the Company under various promissory notes. These amounts loaned varied by month to month and carried an interest rate not in excess of 2% over prime rate. The Company currently has a promissory note in the principal amount of $690,000 payable to a company controlled by Mr. Lien which is due on December 31, 1997 and provides for interest equal to the prime rate established by Norwest Bank South Dakota, N.A. plus 2%. The interest rate at September 30, 1996 was 10.25%. The Company incurred interest expense relating to these notes payable of $74,318 and $67,238, for Fiscal 1996 and Fiscal 1995, respectively.

         Mr. Lien has pledged assets and/or personally guaranteed loans in order for the Company to obtain financing which otherwise may not have been available to the Company, as follows:

                 (a) Personal guarantee of a note payable to an unrelated third party, dated July 1993, for $1,867,130 for gaming equipment placed in service at the Casino. The balance on the note at September 30, 1996 was $0.

                 (b) Pledge of assets to secure a note payable to an unrelated third party, dated July 1993, for $500,000 for working capital for the construction of the Casino. The balance on the note at September 30, 1996 was $0.

                 (c) Personal guarantee and pledge of assets to secure the payment of a note payable to a bank, dated September 1994, for $1,296,124 for video lottery machines. The balance on the note at September 30, 1996 was $0.

                 (d) Personal guarantee of a note payable to an unrelated third party, dated December 1993, for $2,400,000 for construction of the Casino. The balance on the note at September 30, 1996 was $1,497,892.

                 (e) Personal guarantee of a note payable to a bank, dated January 1994, for $66,589 for acquisition of stock in Bayou Gaming, Inc. The balance on the note at September 30, 1996 was $10,208.

                 (f) Personal guarantee of a note payable to a bank, dated June 1996, for $800,000 for video lottery machines. The balance on the note at September 30, 1996 was $733,334.

                 (g) Personal guarantee of a short-term revolving note payable to a bank, dated June 1996, for $500,000. The balance on the note at September 30, 1996 was $500,000.

                 (h) Personal guarantee of a conditional credit line to a bank, dated April 1996, for $100,000. The balance on the note at September 30, 1996 was $95,000.

         In consideration for such pledges and guarantees, on January 26, 1994 the Company issued a warrant to Mr. Lien for 2,000,000 shares of Common Stock at an exercise price of $1.00 per share. This warrant expires in January 2004. In addition, the Company entered into an indemnification agreement with Mr. Lien whereby the Company has agreed to indemnify him from all losses, claims, damages and expenses relating to any guarantees and/or pledges of collateral made by Mr. Lien on behalf of the Company.

         The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota from a company controlled by Mr. Lien under a lease that expires September 30, 1997. The monthly lease payment, including real estate taxes and utilities, is $2,862.

         The Company also leases an airplane, on an as needed basis, from a company controlled by Mr. Lien. The Company incurred lease payments to this affiliate of $43,966 and $43,101 during Fiscal 1996 and Fiscal 1995, respectively.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following documents of the Company are filed as part of this
Report:

                          Financial Statements

                          Independent Auditors' Report (KPMG Peat Marwick LLP) Consolidated Balance Sheets at September 30, 1996
                            and 1995
                          Consolidated Statements of Income for the Years Ended
                            September 30, 1996 and 1995
                          Consolidated Statements of Stockholders' Equity for
                            the Years Ended September 30, 1996 and 1995
                          Consolidated Statements of Cash Flows for the Years
                            Ended September 30, 1996 and 1995
                          Notes to Consolidated Financial Statements

                 (a)      Exhibits

Exhibit No.       Description
-----------       -----------
3.1            Amended and Restated Articles of Incorporation.(1)

3.2            Third Amended and Restated Bylaws.(1)

4              Form of Common Stock Certificate.(2)

10.2           1992 Performance Stock Option Plan.(3)

10.3           Management Agreement By and Between the Three Affiliated Tribes and Bruce H. Lien Company, dated as of
               December 7, 1992, and amended as of February 19, 1993.(4)

10.6           Agreement to sublease dated June 2, 1993 between the Registrant and Jon Yi Company.(5)

10.7           Settlement Agreement dated September 30, 1994 between the Registrant, Bruce H. Lien Company, Brustuen
               "Bruce" H. Lien and Four Bears Investment Limited Liability Company.(6)

10.8           Stock Purchase Agreement between the Company and Yvonne R. Scott dated September 29, 1995.(1)

10.9           Development Agreement among the Company, Concorde Gaming of Missouri, Inc. and the City of Lexington,
               Missouri dated September 26, 1995.(1)

10.10          Indemnification Agreement between the Company and Bruce H. Lien.(1)

10.11          Second Renewal Promissory Note in the principal amount of $2,400,000 dated December 21, 1995 issued by the Company to Roland Gentner.(1)

10.12          Second Loan Extension Agreement dated December 21, 1995 between the Company and Roland Gentner.(1)

10.13          Promissory Note in the amount of $690,000 dated September 30, 1996 issued by the Company to BHL
               Capital Corporation.(+)


10.14          Assignment Agreement dated April 6, 1995 between the Company and Federalist Municipal Development
               Corporation.(1)

10.15          Contract for Purchase of Assets dated November 10, 1995 between the Company and J & U, Inc.(1)

10.16          Settlement Agreement between The Three Affiliated Tribes of the Fort Berthold Reservation and Bruce H.
               Lien Company dated September 27, 1996.(7)

10.17          Loan Agreement between the Company and BNC National Bank of Minnesota dated June 20, 1996.(+)

10.18          Term Note in the amount of $800,000 dated June 20, 1996 issued by BNC National Bank to the Company.(+)

10.19          Sort-Term Revolving Note in the amount of $500,000 dated June 20, 1996 issued by BNC National Bank to the Company.(+)

10.20          Supplemental Revolving Note in the amount of $300,000 dated December 13, 1996 issued by BNC National Bank to the Company.(+)

10.21          Amendment No. 1 to Settlement Agreement dated January 7, 1997 between BHL and FBILLC.(+)

11             Computation of Per Share Earnings.(+)

21             Subsidiaries of the Registrant.(1)

23             Consent of Independent Accountants.(+)

27             Financial Data Schedule(+)


_________________


(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.
(2) Previously filed with the Securities and Exchange Commission on May 6, 1991, as an Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1990 and incorporated herein by this reference.
(3) Previously filed with the Securities and Exchange Commission by the Company on September 24, 1992 as Exhibit 10 to the Registration Statement on Form S-8, file number 33-52388 and incorporated herein by this reference.
(4) Previously filed with the Securities and Exchange Commission on October 15, 1993, as an Exhibit to the Current Report of the Company on Form 8-K and incorporated herein by this reference.
(5) Previously filed with the Securities and Exchange Commission by the Company on July 30, 1993 as an Exhibit to the Current Report on Form 8-K and incorporated herein by this reference.
(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1994.
(7) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated September 27, 1996.
(+) Filed herewith.

                 (b)      Reports on Form 8-K:

                 The Company filed a Current Report on Form 8-K dated September 27, 1996 under Item 5.

                          CONCORDE GAMING CORPORATION

                               -----------------
                               TABLE OF CONTENTS
                               -----------------

                                                                                                                     Page
                                                                                                                     ----
INDEPENDENT AUDITORS' REPORT (KPMG Peat Marwick LLP)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
CONSOLIDATED FINANCIAL STATEMENTS:
   Balance Sheets - September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
   Statements of Income - Years Ended . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
     September 30, 1996 and 1995
   Statements of Stockholders' Equity - . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
      Years Ended September 30, 1996 and 1995
   Statements of Cash Flows - Years Ended . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7
      September 30, 1996 and 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-9 to F-23

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Concorde Gaming Corporation:


We have audited the accompanying consolidated balance sheets of Concorde Gaming Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concorde Gaming Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                           KPMG Peat Marwick LLP



Minneapolis, Minnesota
November 8, 1996, except as to Note 9 which is as of January 7, 1997.

                CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                         September 30, 1996 and 1995


                               Assets                                      1996           1995
------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                           $        120,572        520,438
  Receivables:
    Trade                                                                  13,156          5,687
    Management agreement                                                  230,442        343,715
    Interest                                                               37,120         35,872
    Current maturities of long-term receivables:
      The Three Affiliated Tribes (note 5)                              1,675,800      1,486,600
      Notes receivable (note 4)                                            30,584        426,846
  Prepaid expenses                                                         47,385         53,398
  Refundable federal income taxes                                               0         73,000
  Other current                                                            33,828         19,582
------------------------------------------------------------------------------------------------
          Total current assets                                          2,188,887      2,965,138
------------------------------------------------------------------------------------------------

Investments and long-term receivables:
  Long-term receivables from the Three Affiliated
    Tribes (note 5)                                                     4,076,204      5,755,415
  Notes receivable, less current maturities (note 4)                        8,509        224,135
  Investment in unconsolidated affiliate (note 6)                         236,364              0
  Other                                                                     3,250         16,750
------------------------------------------------------------------------------------------------
                                                                        4,324,327      5,996,300
------------------------------------------------------------------------------------------------
Property and equipment, at cost:
  Land                                                                     50,000              0
  Building                                                                205,511              0
  Video lottery equipment                                               2,487,101      2,553,152
  Furniture and equipment                                                 269,104        179,149
  Vehicles                                                                120,825        118,133
  Leasehold improvements                                                  301,447         53,346
------------------------------------------------------------------------------------------------
                                                                        3,433,988      2,903,780
  Less accumulated depreciation                                        (1,491,883)    (1,094,426)
------------------------------------------------------------------------------------------------
                                                                        1,942,105      1,809,354
------------------------------------------------------------------------------------------------

Intangibles:
  Noncompetition agreements, net                                           34,782         74,766
  Other, principally goodwill, net                                        402,799        424,242
  Casino development and financing costs, net (note 7)                    523,741        410,207
------------------------------------------------------------------------------------------------
                                                                          961,322        909,215

------------------------------------------------------------------------------------------------
                                                                 $      9,416,641     11,680,007
================================================================================================

The accompanying notes are an integral part of these statements.

Liabilities and Stockholders' Equity                                         1996            1995
---------------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable (note 8)                                           $        595,000          15,000
  Current maturities of long-term debt (note 9)                           2,631,981       4,293,388
  Accounts payable:
    Trade                                                                   121,926         108,564
    Construction related                                                    199,855         199,855
  Accrued expenses:
    Lottery state share                                                     150,473         196,275
    Payroll and payroll taxes                                                36,669          14,719
    Accrued interest                                                        131,335          74,171
    Other                                                                    44,270           1,249
  Income taxes payable                                                      126,600          31,688
---------------------------------------------------------------------------------------------------
        Total current liabilities                                         4,038,109       4,934,909
---------------------------------------------------------------------------------------------------

Long-term debt, less current maturities (note 9)                            617,774       2,601,326

Note payable to related party (note 8)                                      690,000         690,000

Deferred income taxes (note 11)                                              46,600          68,200
---------------------------------------------------------------------------------------------------
        Total liabilities                                                 5,392,483       8,294,435
---------------------------------------------------------------------------------------------------

Stockholders' equity (notes 9, 12, and 14):
  Common stock,  par value $.01 per share, authorized
    500,000,000 shares; issued and outstanding 26,755,193
    at September 30, 1996 and 1995                                          267,552         267,552
  Preferred stock, par value $.01 per share, authorized
    10,000,000 shares; no shares issued and out-
    standing at September 30, 1996 and 1995                                       0               0
  Additional paid-in capital                                              3,907,547       3,868,775
  Retained earnings (accumulated deficit)                                   350,538        (207,121)
---------------------------------------------------------------------------------------------------
                                                                          4,525,637       3,929,206

  Less stock subscription in the form of a note and
    related accrued interest receivable (note 10)                          (183,877)       (226,032)
  Less cost of treasury stock, 4,825,400 shares at
    September 30, 1996 and 1995, respectively                              (317,602)       (317,602)
---------------------------------------------------------------------------------------------------
        Total stockholders' equity                                        4,024,158       3,385,572


Commitments and contingencies (notes 3, 9, 12, 14, 15, and 16)
---------------------------------------------------------------------------------------------------
                                                                   $      9,416,641      11,680,007
===================================================================================================





                                       F4

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                For the years ended September 30, 1996 and 1995


                                                      1996         1995
--------------------------------------------------------------------------
Revenues:
  Video lottery                                 $   8,985,467    8,136,160
  Management Agreement (note 3)                     2,064,649    2,984,271
  Other                                               192,470       20,342
--------------------------------------------------------------------------
      Total revenue                                11,242,586   11,140,773
--------------------------------------------------------------------------

Costs and expenses:
  Video lottery state share                         4,471,432    3,298,701
  Video lottery location share                      2,891,852    3,164,046
  Compensation expenses                               981,536      696,863
  Business development costs                           74,786      109,940
  Depreciation and amortization                       636,331      667,257
  Operating expenses                                1,234,633      786,727
--------------------------------------------------------------------------
      Total costs and expenses                     10,290,570    8,723,534
--------------------------------------------------------------------------

Operating income                                      952,016    2,417,239
--------------------------------------------------------------------------

Other income (expense):
  Interest income                                     683,444      604,202
  Loss on sale of equipment                            (6,882)     (48,304)
  Other income                                          8,435            0
  Interest expense and financing costs               (794,054)  (1,341,088)
  Equity in earnings of unconsolidated
    affiliate (note 6)                                 53,700       50,824
--------------------------------------------------------------------------
                                                      (55,357)    (734,366)
--------------------------------------------------------------------------

Income before taxes                                   896,659    1,682,873

Federal and state income taxes (note 11)              339,000      623,000
--------------------------------------------------------------------------
Net income                                      $     557,659    1,059,873
==========================================================================

Net income per common and common
  equivalent share                              $        0.03         0.05
==========================================================================
Weighted average number of common and
  common equivalent shares outstanding             22,175,415   21,983,378
==========================================================================


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                For the years ended September 30, 1996 and 1995


                                                                                                     Stock
                                                                                                  subscription
                                                                                                  in the form
                                                                                                   of a note
                                                                                      Retained    and related
                                                                        Additional    earnings      accrued
                                               Number        Common       paid-in   (accumulated   interest     Treasury
                                              of shares      stock        capital     deficit)    receivable     stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 1994                    26,987,593  $  269,876     3,898,745   (1,266,994)    (261,181)   (402,075)  2,238,371

  Net income                                           0           0             0    1,059,873            0           0   1,059,873
  Cancellation of 153,400 shares of common
    stock relating to merger with Bruce H.
    Lien Company (note 2)                       (153,400)     (1,534)        1,534            0            0           0           0
  Cancellation of 79,000 shares of common
    stock held in treasury                       (79,000)       (790)      (83,683)           0            0      84,473           0
  Issuance of warrant for 400,000 shares
    of common stock in connection with
    note payable (note 9)                              0           0         8,000            0            0           0       8,000
  Interest earned on note receivable (note 1           0           0        44,179            0          355           0      44,534
  Principal payments received on note
    receivable (note 10)                               0           0             0            0       34,794           0      34,794
------------------------------------------------------------------------------------------------------------------------------------

Balance September 30, 1995                    26,755,193     267,552     3,868,775     (207,121)    (226,032)   (317,602)  3,385,572

  Net income                                           0           0             0      557,659            0           0     557,659
  Issuance of warrant for 80,000 shares of
    common stock in connection with note
    payable (note 9)                                   0           0         1,600            0            0           0       1,600
  Interest earned on note receivable (note 1           0           0        37,172            0          424           0      37,596
  Principal payments received on note
    receivable (note 10)                               0           0             0            0       41,731           0      41,731
------------------------------------------------------------------------------------------------------------------------------------

Balance September 30, 1996                    26,755,193  $  267,552     3,907,547      350,538     (183,877)   (317,602)  4,024,158
====================================================================================================================================

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                For the years ended September 30, 1996 and 1995


                                                                      1996           1995
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $    557,659       1,059,873
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
      Depreciation and amortization                                  636,331         667,257
      Warrants issued                                                  1,600          15,000
      Deferred income taxes                                          (21,600)        513,700
      Equity in earnings of unconsolidated affiliate                 (53,700)        (50,824)
      Loss on disposal of property and equipment                       6,882          48,304
      Change in assets and liabilities:
        Receivables--trade, management agreement, and interest        92,270        (119,169)
        Prepaid expenses                                               6,013         (39,632)
        Accounts payable and accrued expenses                         89,693        (150,417)
        Refundable federal income taxes and income taxes payable
          current and other                                          167,912          31,688
        Other                                                        (14,246)        (52,221)
--------------------------------------------------------------------------------------------
            Net cash provided by operating activities              1,468,814       1,923,559
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Advances on long-term receivables                                 (101,000)        (29,734)
  Principal payments received on long-term receivables             1,902,787       1,511,696
  Purchase of property and equipment                                (423,015)        (52,417)
  Purchase of intangibles                                            (61,839)              0
  Proceeds from sale of property and equipment                        40,304          37,250
  Payments for casino development costs                             (182,884)        (97,504)
  Investment in and advances to unconsolidated affiliate             120,110          (6,000)
  Proceeds from sale of Bayou Gaming, Inc. stock                           0         100,000
  Other                                                               12,489         (14,698)
--------------------------------------------------------------------------------------------
            Net cash provided by investing activities              1,306,952       1,448,593
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term borrowing                                  812,992         276,971
  Principal payments on long-term debt                            (4,647,951)     (3,175,300)
  Net change in short-term borrowings                                580,000        (180,000)
  Payments received on stock subscription in the form of a note
    and related accrued interest receivable                           79,327          79,328
--------------------------------------------------------------------------------------------
            Net cash flows used in financing activities           (3,175,632)     (2,999,001)
--------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                     (399,866)        373,151
--------------------------------------------------------------------------------------------

Cash, beginning of year                                              520,438         147,287
--------------------------------------------------------------------------------------------

Cash, end of year                                               $    120,572         520,438
============================================================================================

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                                                                  1996            1995
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash payments for:
    Interest                                                                $       736,890     1,323,570
=========================================================================================================

    Income taxes                                                            $       190,764       134,000
=========================================================================================================
Supplemental schedule of noncash investing and financing activities:
  Issuance of note payable for acquisition of property and equipment        $       190,000             0
=========================================================================================================
  Purchase of 40 shares of Bayou Gaming, Inc. common stock                  $       192,287             0
=========================================================================================================
  Long-term note receivable received for sale of Video Lottery
    Casino assets                                                           $             0       145,304
=========================================================================================================
  Long-term note receivable received for sale of Bayou Gaming,
    Inc. common stock                                                       $             0       230,000
=========================================================================================================


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 1996 and 1995


   (1) NATURE OF BUSINESS, PRINCIPLES OF CONSOLIDATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

          The Company owns and operates video lottery route operations in the state of South Dakota. In connection therewith, the Company acquires video lottery machines and facilities or leases space from food and beverage establishments in exchange for an agreed-upon share of the video lottery net revenue after the state's share of the proceeds. The lottery operations are regulated by the South Dakota Lottery Commission.

          In addition, the Company developed the 4 Bears Casino and Lodge
             (Casino), a casino, bingo hall, lodge, and restaurant facility for the Three Affiliated Tribes (TAT) on Indian land in North Dakota that it manages for an agreed-upon fee based on results of operations, in accordance with the Management Agreement (Management Agreement).

         PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Concorde Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Concorde Gaming Corporation and its subsidiaries are herein referred to as the Company.

         USE OF ESTIMATES

          The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         SIGNIFICANT ACCOUNTING POLICIES

             REVENUE RECOGNITION

             Revenue from video lottery is the net win, which is the difference between coins in and winnings paid to customers. Location share and state share are recorded as expenses based upon the recorded net win.

             Revenue from the management of the casino is recognized when earned according to terms of the Management Agreement.

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


             RECEIVABLE FROM THE THREE AFFILIATED TRIBES

             It is the Company's policy to report all costs incurred for the construction and development of the Casino as a long-term receivable, pursuant to the terms of the Management Agreement with the Three Affiliated Tribes (the TAT) (see notes 3, 5, and
                16). Such costs are reimbursed to the Company over the term of the Management Agreement and are subject to the approval of the TAT. Any construction and development costs not approved by the TAT will be reclassified as casino development costs and amortized over the remaining term of the Management Agreement. As of September 30, 1996, no costs have been reclassified as casino development costs.

             As of September 30, 1996, $4,285,271 of costs remain subject to approval by the TAT, and could subsequently be disapproved by the TAT (see note 5). However, the Company believes the approval process will not be necessary due to the Settlement Agreement with the TAT (see note 3). In the event the Settlement Agreement fails to close by April 30, 1997, the Company believes substantially all costs will be approved by the TAT as the result of future arbitration proceedings, as provided for under the Management Agreement.

             The Company assesses the recoverability of the long-term
                receivable by determining whether the amount can be recovered from future undiscounted cash flows of the 4 Bears Casino and Lodge. The amount of impairment, if any, is measured based on projected discounted cash flows of the 4 Bears Casino and Lodge using a discount rate reflecting the Company's average cost of funds. As of September 30, 1996, there is no impairment based upon this analysis.

             NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

             For the years ended September 30, 1996 and 1995, net income per common and common equivalent share was computed using the weighted average number of common shares and common stock equivalents, consisting of stock options and warrants outstanding.

             DEPRECIATION

             It is the Company's policy to provide depreciation using the straight-line method on property and equipment based on the following estimated useful lives and salvage values:

                                                                                  Life         Salvage value
------------------------------------------------------------------------------------------------------------
                Video lottery equipment and furniture
                  and equipment                                                  5-7 years        0-15%
                Vehicles                                                           5 years        0-10
                Leasehold improvements                                         7-20 years         0
                Building                                                          39 years        0

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


             AMORTIZATION

             Noncompetition agreements, which range from two to five years, are amortized over the life of the agreements using the straight-line method. Amounts reflected on the balance sheets are net of accumulated amortization of $97,338 and $203,486 in 1996 and 1995, respectively.

             Goodwill (excess of purchase price over net assets acquired) is amortized over its estimated useful life of ten years using the straight-line method. Amounts reflected on the consolidated balance sheets are net of accumulated amortization of $171,062 and $94,894 in 1996 and 1995, respectively.

             Casino development and financing costs related to the Management
                Agreement are amortized using the straight-line method over the seven-year term of the Management Agreement.

             The Company assesses the recoverability of intangible assets other than noncompete agreements by determining whether the amortization of the intangible assets over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired or related operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As of September 30, 1996, there is no impairment based upon this analysis.

             CASINO DEVELOPMENT COSTS

             It is the Company's policy to capitalize all costs incurred relating to the state approval of a license to operate a casino and the establishment of a gaming operation.

             INCOME TAXES

             The Company accounts for income taxes under Statement of Financial
                Accounting Standards No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally deferred tax assets are recorded for income tax operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


             NEWLY ISSUED ACCOUNTING STANDARDS

             In March 1995, the Financial Accounting Standards Board (FASB)
                issued Statement of Financial Accounting Standards No. 121, (SFAS 121) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995 (beginning with the Company's fiscal 1997). SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The implementation of SFAS No. 121 in the Company's fiscal 1997 is not expected to have a material impact on the Company's results of operations or financial position.

             In October 1995, the Financial Accounting Standards Board (FASB)
                issued Statement of Financial Accounting Standards No. 123, (SFAS 123), Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995 (beginning with the Company's fiscal 1997), which establishes a fair value method of accounting for stock-based compensation plans. SFAS 123 allows companies to continue to apply pre-existing accounting guidance contained in APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, but requires disclosure of pro forma net income and earnings per share as if the fair value based accounting method had been used to account for stock-based compensation. Management plans to retain the current accounting method and will provide the necessary fair value disclosures in 1997.

             RECLASSIFICATIONS

             Certain 1995 amounts have been reclassified to conform to the
                1996 presentation.

   (2)   ACQUISITION OF BRUCE H. LIEN COMPANY

          On September 30, 1993, as part of a merger agreement, the Company acquired all of the outstanding capital stock of Bruce H. Lien Company (BHL).

          As consideration for the BHL shares acquired from Bruce H. Lien, an individual, hereinafter referred to as "Lien", the Company issued 4,892,000 shares to Lien and 2,349,800 shares to an escrow agent for a total of 7,241,800 shares. In accordance with the merger agreement, the shares issued and held in escrow were to be released to Lien in proportion to a "lookback" valuation based on the income generated by the Management Agreement. The lookback provision required that the shares in escrow be reduced by 1.5 shares for each dollar that the Management Agreement income (after tax) was less than $1,566,533 during the year ended September 30, 1994. Based on the Management Agreement operating results, the escrow agent returned 153,400 shares to the Company for cancellation.

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


   (3)    MANAGEMENT AGREEMENT

          The Company has an agreement with the TAT for the management of the Casino located on the Fort Berthold Indian Reservation near New Town, North Dakota. The Management Agreement governs the relationship between the Company and the Tribe with respect to the construction, renovation, financing, and management of the casino, lodge, restaurant, and bingo hall (the Casino).

          The five-year Management Agreement commenced upon the opening of the Casino in July 1993. In October 1994, the Company exercised its option to extend the Management Agreement for two additional years. The Company receives 40% of the net profits during the initial five-year term of the agreement and 30% during the two-year option period. Net profits are defined in the agreement and include a deduction for repayment of construction and other capital costs incurred by the Company (note 5).

          The Management Agreement was approved by the Bureau of Indian Affairs
             (BIA) and the United States Department of the Interior to be in compliance with the Indian Gaming Regulatory Act of 1988 (IGRA). Subsequent to approval by the BIA, the National Indian Gaming Commission (NIGC) assumed authority for the approval and review of Management Agreements. As part of the matter discussed in note 16, in June 1995, the NIGC initiated a review of the Management Agreement. On May 17, 1996, the NIGC notified the Company and the TAT that modifications to the agreement were necessary. It provided the parties a list of deficiencies that concerned provisions in the agreement and its submission to the NIGC. The NIGC also communicated that operation of the Casino without proper licensing and background investigations violated NIGC regulations. The NIGC threatened possible closure and civil penalties if the parties failed to make progress towards regulatory compliance.

          On September 27, 1996, the Company and TAT negotiated a buyout settlement agreement (Settlement Agreement), whereby the TAT agrees to purchase from the Company the right to terminate the Management Agreement in exchange for $8.65 million, payable to the Company by February 24, 1997. If the parties fail to close by February 24, 1997, the TAT must pay the Company interest on the Settlement Agreement amount equal to the Company's blended cost of funds, not to exceed 18%, until closing or April 30, 1997, whichever occurs sooner. In the event the parties fail to close by April 30, 1997, the Management Agreement shall be deemed to have been unaffected by the Settlement Agreement and the parties' rights and claims asserted with respect to the Management Agreement shall be deemed to have been preserved. Until the closing, the Company remains as Manager of the Casino and will assist the TAT in training its designated personnel for management of the Casino subsequent to the closing date. Monthly distribution amounts received by the Company after October 15, 1996 will offset the Settlement Agreement amount. All necessary governmental approvals are also required to be obtained by the closing date. At closing, the Company must turnover management control to the TAT and the parties agree to dismiss all outstanding disputes between them (see note 16).

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          As of September 30, 1996,the Company has approximately $6,000,000 in notes receivable and other assets related to the Management Agreement. Accordingly, considering the Settlement Agreement payment of $8.65 million, the Company expects a gain on closing of this transaction. The amount of gain will be affected by monthly distribution amounts as described above and closing costs.

   (4)    NOTES RECEIVABLE

          Notes receivable consist of:

                                                                                                    1996          1995
                       --------------------------------------------------------------------------------------------------
                       Various notes receivable repaid in full during the year ended
                          September 30, 1996                                                    $         0       650,981

                       Other notes receivable                                                        39,093             0
                       --------------------------------------------------------------------------------------------------
                                                                                                     39,093       650,981

                       Less current maturities                                                       30,584       426,846
                       --------------------------------------------------------------------------------------------------
                                                                                                $     8,509       224,135
                       ==================================================================================================

   (5)   RECEIVABLE FROM THE THREE AFFILIATED TRIBES

          The Company has a receivable from the TAT for monies expended pursuant to the Management Agreement relating to development and expansion of the Casino and related facilities as follows:

                                                                                           1996             1995
                          ------------------------------------------------------------------------------------------
                          Pursuant to the commitment under the Management Agreement     $ 7,450,000        7,450,000
                          Additional amounts expended for expansion                       2,280,021        2,280,021
                          ------------------------------------------------------------------------------------------
                                                                                          9,730,021        9,730,021

                          Less repayments received                                       (3,978,017)      (2,488,006)
                          ------------------------------------------------------------------------------------------
                                                                                          5,752,004        7,242,015

                          Less current maturities                                        (1,675,800)     (1,486,600)
                          ------------------------------------------------------------------------------------------

                                                                                        $ 4,076,204        5,755,415
                          ==========================================================================================



          In accordance with the Settlement Agreement discussed in notes 3 and 16, the TAT will make monthly payments of $194,412, which does not include interest, from October 1, 1996 to the date of closing.

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          In the event the Company and the TAT fail to close by April 30, 1997, the receivable will follow the current terms of the Management Agreement. The Company will receive equal monthly installments over the first 60 months of the Management Agreement, including interest at a variable rate, 24% at September 30, 1996. Monthly payment is limited not to exceed 50% of the net distributable profits from the Casino.

          Pursuant to terms of the Management Agreement, the TAT must approve construction and development costs related to the Casino. As of September 30, 1996, $5,444,750 of the $9,730,021 had been approved and the remaining $4,285,271 is pending approval (of which $2,005,250 is pursuant to the commitment under the Management Agreement and $2,280,021 is in excess of budgeted amounts and subject to arbitration). As further discussed in notes 1, 3, and 16, the approval process may not be necessary due to the Settlement Agreement with TAT. In the event the Settlement Agreement fails to close by April 30, 1997, the increase in the amount of expansion costs to be reimbursed in excess of $7,450,000 may be subject to approval by the chairman of the NIGC and will likely be subject to arbitration proceedings.

   (6)    INVESTMENT IN UNCONSOLIDATED AFFILIATE

          In January 1994, the Company acquired a 49.6% interest in Bayou
             Gaming, Inc. (Bayou), which operates a video poker route in Louisiana. On September 30, 1995, the Company sold its entire interest in Bayou to an unrelated party for $330,000, consisting of $100,000 in cash and $230,000 in notes receivable.

          On April 1, 1996, the Company reacquired a 38.5% interest in Bayou in forgiveness of $180,000 of the notes receivable plus accrued interest. Goodwill of $96,000 has been recorded in connection with the reacquisition and is being amortized over five years. The Company accounts for its investment using the equity method of accounting under which its proportionate share of the earnings of the subsidiary are included in the consolidated financial statements since acquisition.

          In November 1996, each parish (county) in Louisiana gave voters the opportunity to decide if video poker would continue to be allowed to operate within each parish. If the voters decided to disallow video poker operations within the parish, all existing video poker establishments could operate until June 30, 1999. A significant portion of Bayou's routes are located in parishes that voted to cease the video poker operations as of June 30, 1999. The Company's management anticipates Bayous operations will generate sufficient cash flows prior to the termination of video poker in these parishes to recover its investment in this unconsolidated affiliate of $236,364 at September 30, 1996.

                                                                     (Continued)

CONCORDE GAMING CORPORATION AND SUBSIDIARIES


   (7)    CASINO DEVELOPMENT AND FINANCING COSTS

          Casino development and financing costs consist of:

                                                                                     1996           1995
         --------------------------------------------------------------------------------------------------
          Related to the Management Agreement:
             Finder's fee                                                      $    241,972         241,972
             Financial accommodation costs (note 13)                                200,000         200,000
          Related to new casino development                                         263,679          80,795
         --------------------------------------------------------------------------------------------------
                                                                                    705,651         522,767

          Less accumulated amortization                                            (181,910)       (112,560)
         --------------------------------------------------------------------------------------------------
                                                                               $    523,741         410,207
         ==================================================================================================

          Finder's fee relates to amounts paid to a third party for assistance in securing the Management Agreement.

   (8)    NOTES PAYABLE AND LINES OF CREDIT

          Notes payable and lines of credit consist of:

                                                                                       1996          1995
         ---------------------------------------------------------------------------------------------------
          Unsecured note payable to a related party, controlled by the majority stockholder, with interest at prime plus 2% due
              December 1997.                                                     $     690,000       690,000

          Bank line of credit with maximum borrowings of $500,000, interest is charged at prime plus 2%, interest only payments required through maturity date, June 1997; secured  by video lottery
              machines and guaranteed by majority stockholder                          500,000             0


          Bank line of credit with maximum borrowings of $100,000, interest is charged at prime plus .5%, interest only payments required through maturity date, May 1997; guaranteed by the majority
              stockholder.                                                              95,000             0

          Other, repaid during the year ended September 30, 1996                             0        15,000
         ---------------------------------------------------------------------------------------------------
                                                                                     1,285,000       705,000

          Less current maturities                                                     (595,000)      (15,000)
         ---------------------------------------------------------------------------------------------------
                                                                                 $     690,000       690,000
         ===================================================================================================

                                                                     (Continued)

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES


   (9)    LONG-TERM DEBT

          Long-term debt consists of:

                                                                                   1996               1995
             -------------------------------------------------------------------------------------------------
             Note payable to third party paid off during year ended
                 September 30, 1996.                                         $             0         1,118,115

             Note payable to third party relating to contract
                 termination expense; payable in monthly installments
                 through December 31, 1996, in amounts fluctuating
                 based upon proceeds from the Management Agreement,
                 with an effective interest rate of 11%, secured by
                 proceeds from the Management Agreement.                             634,306         1,525,964


             Note payable to a vendor paid off during year ended
                 September 30, 1996.                                                       0           352,232

             Note payable to a vendor paid off during the year ended
                September 30, 1996.                                                        0            95,638

             Note payable to a bank refinanced during the year ended
                September 30, 1996.                                                        0           980,767

             11.5% note payable to third party in monthly installments
                of $7,013, including interest to August 1997; secured
                by video lottery machines.                                            73,728           144,702

             13% note payable to third party in monthly installments of
                $5,464, including interest to January 1998; secured by
                video lottery machines.
                                                                                      80,218           131,455

             Note payable to individual at prime plus 2% plus a monthly finance fee of $20,000, monthly payments of $150,000,
                including interest, through August 1997; guaranteed by
                the majority stockholder.
                                                                                   1,497,892         2,400,000

             Note payable to a bank, with interest at prime plus 2%,
                monthly principal payments of $22,222 through June 1998
                when the remaining balance is due; secured by video
                lottery machines and guaranteed by majority stockholder.             733,334                 0


                                                                     (Continued)

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES


                                                                                              1996              1995
                     ---------------------------------------------------------------------------------------------------
                       8% note payable to third party in monthly payments of
                          $4,638 including interest to November 1999; secured by
                          real estate.                                                 $       154,883                 0

                       Other, due in various monthly installments to October
                          1999, at various rates from 6.90% to 13.93%, secured in
                          part by property and equipment.                                       75,394           145,841
                     ---------------------------------------------------------------------------------------------------
                                                                                             3,249,755         6,894,714

                       Less current maturities                                              (2,631,981)       (4,293,388)
                     ---------------------------------------------------------------------------------------------------
                                                                                       $       617,774         2,601,326
                     ===================================================================================================

          The prime interest rates at September 30, 1996 and 1995 were 8.25% and 8.75%, respectively.

          On December 21, 1995, the Company entered into an extension agreement for the $1,497,892 note payable to an individual with terms as described above. As of September 30, 1996, pursuant to the terms of the prior note payable, the Company issued the individual warrants to purchase 960,000 common shares. The warrants have an exercise price ranging from $0.75 to $1.00 per common share and expire between December 1998 and November 2000. The warrants were valued by the Company's management at $1,600 and $15,000 for the years ended September 30, 1996 and 1995, respectively.

          On January 7, 1997, the Company reached an agreement with a third party for the note payable for $634,306 to amend the payment terms as follows (a) $50,000 per month commencing January 25, 1997 through June 25, 1997, and (b) $75,000 per month thereafter beginning July 25, 1997, until the note payable is paid in full. Interest is payable on the unpaid amount at a rate of 15% per annum for the period January 1, 1997 through June 30, 1997, and 18% per annum thereafter.

          The future aggregate annual maturities of long-term debt at September
             30, 1996 are as follows:

             Fiscal year ending:
             -----------------------------------------------------------------------------------------------
                     1997                                                                     $    2,631,981
                     1998                                                                            551,180
                     1999                                                                             57,613
                     2000                                                                              8,981
             -----------------------------------------------------------------------------------------------
                                                                                              $    3,249,755
             ===============================================================================================

          The future aggregate maturities schedule reflects indebtedness at the latest possible due date without regard to potential late payment and interest penalties. These penalties will be recorded as interest expense when they become an obligation of the Company.

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          The Company has a working capital deficit of $1,849,222 as of September 30, 1996. The working capital deficit results from a significant portion of the Company's long-term borrowings coming due during the 12 months ending September 30, 1997. The Company believes that its cash flow generated from operations, bank loan agreements, and anticipated cash to be received related to the Settlement Agreement described in notes 1, 3, and 16, will be sufficient to meet its current obligations. Certain of the Company's debt agreements contain financial covenants including maintenance of debt service ratios and minimum net income levels. At September 30, 1996, the Company was not in compliance with certain of the covenants. The Company's lender has waived all of the covenant violations as of September 30, 1996 and, accordingly, the Company has continued to classify its long-term debt in accordance with the original agreements.

  (10) STOCK SUBSCRIPTION IN THE FORM OF A NOTE AND RELATED ACCRUED INTEREST RECEIVABLE

          The stock subscription in the form of a note and related accrued interest receivable is due from an unrelated corporation in monthly installments of $6,611 including interest at an effective rate of 18.3% through September 1999. The note was assigned to the Company by its majority stockholder as consideration for the purchase of Company common stock. The note is secured by a second interest in the corporation's personal property and its common stock. However, due to the length to maturity of the note and full collection being dependent upon the future success of the maker, which cannot be assured, the note and related accrued interest receivable have been reflected as a stock subscription receivable and interest on the note is credited to additional paid-in capital as it is earned.

  (11)    INCOME TAXES

          The income tax provision for the years ended September 30, 1996 and 1995 is as follows:

                                                                                        1996           1995
             ------------------------------------------------------------------------------------------------
             Current:
                      Federal                                                     $    352,600        103,000
                      State                                                              8,000          6,300
             Deferred (benefit)                                                        (21,600)       513,700
             ------------------------------------------------------------------------------------------------
                                                                                  $    339,000        623,000
             ================================================================================================

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          The income tax provision differs from the amount of income tax determined by applying the statutory tax rate to pretax income due to the following:

                                                                                       1996           1995
             ----------------------------------------------------------------------------------------------
             Computed "expected" tax expense                                      $   318,320       589,006
             Effect of graduated rates                                                 (9,095)      (16,829)
             Permanent differences, net                                                 5,645         6,900
             State income taxes, net of federal effect                                  5,200         4,095
             Other                                                                     18,930        39,828
             ----------------------------------------------------------------------------------------------
                                                                                  $   339,000       623,000
             ==============================================================================================

          Net deferred tax liabilities are as follows:

                                                                                      1996           1995
          ----------------------------------------------------------------------------------------------------
          Deferred tax assets:
            Intangibles                                                           $     58,000          39,200
          ----------------------------------------------------------------------------------------------------
                                                                                        58,000          39,200

          Deferred tax liabilities:
            Property and equipment                                                    (104,600)       (107,400)
          ----------------------------------------------------------------------------------------------------
                                 Net                                              $    (46,600)        (68,200)
          ====================================================================================================

  (12)   STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION

          The Company has reserved 2,200,000 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the Plan). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 1996, 1,110,000 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.40 to $1 per share and vest ratably over a five year period. Options for the purchase of 225,612 shares were vested at September 30, 1996. No options under the Plan have been exercised.

          On June 12, 1995, the Company issued a warrant for the purchase of 80,000 shares of the Company's common stock at an exercise price of $1.50 per share to a financial advisor for services rendered. The warrant is exercisable through February 1, 1999.

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          On January 26, 1994, the Company granted its majority stockholder a warrant to purchase 2,000,000 shares of the Company's common stock at $1 per share through January 2004. The warrant was issued as consideration for the stockholder's financial accommodations and guarantees of over $9,000,000 in Company debt. The warrant was valued by the Company's Management at $0.10 per share or $200,000. Because the financial accommodations were substantially to finance the Casino, the amount has been capitalized as a casino development and financing cost and is being amortized over the term of the Management Agreement.

  (13)   RELATED PARTY TRANSACTIONS

          Rent expense to related parties totaled $28,501 and $28,740 for 1996 and 1995, respectively. The Company leases office space from a related party under a lease that expires September 30, 1997.

          The Company also leases an airplane from a related party. The lease payments are based on the Company's actual usage and totaled $43,966 and $43,101 during 1996 and 1995, respectively.

          Through January 31, 1996, the Company was charged for employee health care premiums that are paid by a related party. During the years 1996 and 1995, $13,333 and $25,440, respectively, were charged to the Company.

          Interest expense relating to notes payable to majority shareholder and related parties controlled by the majority shareholder was $74,318 and $67,238 for the years 1996 and 1995, respectively.

  (14)    COMMITMENTS

          COMMON STOCK REPURCHASES

          In the event any officer, director, and/or stockholder who owns 5% or more of the common stock of the Company is disqualified by the South Dakota Lottery Commission pursuant to the State Lottery Act, the Company has the absolute right to repurchase, at the market price or the original purchase price, whichever is the lesser, any security, share, or other interest in the Company.

          LEASES

          The Company has several noncancelable operating leases, primarily for video lottery casino locations, that expire over the next five years. These leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during the years ended September 30, 1996 and 1995 was $79,969 and $95,427, respectively.

          Future minimum lease payments under noncancelable operating leases are not significant.


                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          RETIREMENT PLAN

          During the year ended September 30, 1996, the Company adopted a defined contribution 401(k) profit sharing plan covering substantially all employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $12,266 during the year ended September 30, 1996.

  (15)    CONCENTRATION OF REVENUES/CREDIT RISK

          A substantial portion of the Company's revenues are derived from the Management Agreement. The Company also has a significant portion of its assets in the form of notes receivable and a significant portion of its short-term and long-term notes payable that are related to the Management Agreement. Should the terms of the Settlement Agreement described in notes 3 and 16 not be fulfilled, the Company's ability to continue to earn management fees, collect on the notes receivable, and meet its short-term and long-term obligations will be highly dependent upon the future earnings and cash flow from the Management Agreement. Any adverse change in the operations of the Casino, the Company's relationship with the TAT, compliance with the TAT's gaming compact with the State of North Dakota, or an adverse ruling in the related legal proceedings could be detrimental to the Company.

  (16)    LITIGATION AND NIGC REVIEW OF MANAGEMENT AGREEMENT

          In 1995, the Company initiated arbitration before the American
             Arbitration Association as a remedy available under the Management Agreement. Through its demand for arbitration, the Company is seeking to enforce reimbursement of $2,280,021 of costs that were expended for expansion of the Casino (see note 5 regarding these costs). Furthermore, the Company claims that the TAT materially breached the Management Agreement by amending its gaming ordinance (Amended Gaming Ordinance) in January 1995, which would require the Company to pay additional aggregate annual license fees of approximately $700,000. The TAT's Gaming Commission refused to accept the Casino's application for renewal of its gaming permit because it was not in conformance with the Gaming Commission's new application and fee schedule under the Amended Gaming Ordinance. As a result, the establishment permit for the Casino was not renewed in 1995. However, gaming operations at the Casino were not affected during fiscal 1995 and fiscal 1996.

                                                                     (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          Through the arbitration demands, the Company is seeking actual and exemplary damages of approximately $35,000,000, and is seeking judgment disallowing the increased license fees. The arbitration proceedings were enjoined by the TAT tribal court, pending the outcome of the NIGC's review of the Management Agreement. Consequently, the Company commenced an action in United States District Court against the TAT that sought to compel arbitration proceedings. On November 10, 1995, a federal judge held that the NIGC had initial jurisdiction to decide the validity of the Management Agreement and that injunctive relief to compel the arbitration would not be granted. On August 28, 1996, the Eighth Circuit Court of Appeals affirmed the District Court's ruling that it had federal question jurisdiction but reversed its decision not to defer to the Tribal Court for that court's determination as to its "jurisdiction and a discussion regarding the legal validity of the management contract." Regardless of this decision, the parties continued with settlement discussions, which had begun earlier during the NIGC review process. As part of this process, the NIGC had notified the parties on May 17, 1996, that modifications to the Management Agreement were necessary, along with regulatory compliance regarding background investigations and Casino licensing (see note 3). The NIGC encouraged the parties to enter good faith negotiations to settle their disputes arising out of the Management Agreement. The Settlement Agreement facilitated by the NIGC is the product of these negotiations. As part of the Settlement Agreement, the TAT has issued the Company and the Casino gaming licenses for their continued operations on the Fort
             Berthold Reservation until closing. If the Settlement Agreement closes, the Company will receive $8.65 million in exchange for all amounts due the Company and relinquishing its rights under the Management Agreement and the NIGC review process will end, as well as all outstanding litigation between the parties. The parties have mutually stayed all existing legal proceedings between them until the closing or April 30, 1997 at the latest.

          While the Company's management cannot give any assurance that the Settlement Agreement will close, it is nevertheless preparing for such. In the event that the Settlement Agreement does not close, the parties will proceed with their legal claims, however, the Company is unable to predict the outcome of the parties' legal claims, the outcome of possible arbitration, or the outcome of the NIGC's review of the Management Agreement.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCORDE GAMING CORPORATION


January 8, 1997                       By   /s/ Jerry L. Baum
                                         ------------------------------
                                               Jerry L. Baum, President


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Brustuen "Bruce" H. Lien               Chairman of the Board             January 8, 1997
----------------------------               of Directors and Chief
Brustuen "Bruce" H. Lien                   Executive Officer


/s/ Jerry L. Baum                          President, Chief Operating        January 8, 1997
----------------------------               Operating Officer and
Jerry L. Baum                              Director



/s/ Deanna B. Lien                         Director                          January 8, 1997
----------------------------
Deanna B. Lien


/s/ David L. Crabb                         Chief Financial Officer,          January 8, 1997
----------------------------               Principal Accounting
David L. Crabb                             Officer and Treasurer

                               INDEX TO EXHIBITS



Exhibit No.       Description
-----------       -----------
3.1              Amended and Restated Articles of Incorporation.(1)

3.2              Third Amended and Restated Bylaws.(1)

4                Form of Common Stock Certificate.(2)

10.2             1992 Performance Stock Option Plan.(3)

10.3             Management Agreement By and Between the Three Affiliated Tribes and Bruce H. Lien Company, dated as of
                 December 7, 1992, and amended as of February 19, 1993.(4)

10.6             Agreement to sublease dated June 2, 1993 between the Registrant and Jon Yi Company.(5)

10.7             Settlement Agreement dated September 30, 1994 between the Registrant, Bruce H. Lien Company, Brustuen
                 "Bruce" H. Lien and Four Bears Investment Limited Liability Company.(6)

10.8             Stock Purchase Agreement between the Company and Yvonne R. Scott dated September 29, 1995.(1)

10.9             Development Agreement among the Company, Concorde Gaming of Missouri, Inc. and the City of Lexington,
                 Missouri dated September 26, 1995.(1)

10.10            Indemnification Agreement between the Company and Bruce H. Lien.(1)

10.11            Second Renewal Promissory Note in the principal amount of $2,400,000 dated December 21, 1995 issued by the Company to Roland Gentner.(1)

10.12            Second Loan Extension Agreement dated December 21, 1995 between the Company and Roland Gentner.(1)

10.13            Promissory Note in the amount of $690,000 dated September 30, 1996 issued by the Company to BHL
                 Capital Corporation.(+)

10.14            Assignment Agreement dated April 6, 1995 between the Company and Federalist Municipal Development
                 Corporation.(1)

10.15          Contract for Purchase of Assets dated November 10, 1995 between the Company and J & U, Inc.(1)

10.16          Settlement Agreement between The Three Affiliated Tribes of the Fort Berthold Reservation and Bruce H.
               Lien Company dated September 27, 1996.(7)

10.17          Loan Agreement between the Company and BNC National Bank of Minnesota dated June 20, 1996.(+)

10.18          Term Note in the amount of $800,000 dated June 20, 1996 issued by BNC National Bank to the Company.(+)

10.19          Sort-Term Revolving Note in the amount of $500,000 dated June 20, 1996 issued by BNC National Bank to the Company.(+)

10.20          Supplemental Revolving Note in the amount of $300,000 dated December 13, 1996 issued by BNC National Bank to the Company.(+)

10.21          Amendment No. 1 to Settlement Agreement dated January 7, 1997 between BHL and FBILLC.(+)

11             Computation of Per Share Earnings.(+)

21             Subsidiaries of the Registrant.(1)

23             Consent of Independent Accountants.(+)

27             Financial Data Schedule.(+)

----------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.
(2) Previously filed with the Securities and Exchange Commission on May 6, 1991, as an Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1990 and incorporated herein by this reference.
(3) Previously filed with the Securities and Exchange Commission by the Company on September 24, 1992 as Exhibit 10 to the Registration Statement on Form S-8, file number 33-52388 and incorporated herein by this reference.
(4) Previously filed with the Securities and Exchange Commission on October 15, 1993, as an Exhibit to the Current Report of the Company on Form 8-K and incorporated herein by this reference.
(5) Previously filed with the Securities and Exchange Commission by the Company on July 30, 1993 as an Exhibit to the Current Report on Form 8-K and incorporated herein by this reference.
(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1994.
(7) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated September 27, 1996.
(+) Filed herewith.