Form 10QSB
period 1996-12-31
CONCORDE GAMING CORP
filed 1997-02-14
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                         Commission File Number: 0-8698

                           CONCORDE GAMING CORPORATION
        (Exact name of small business issuer as specified in its charter)

                       COLORADO                                                     84-0716683
            (State or other jurisdiction of                                      (I.R.S. Employer
            incorporation or organization)                                       Identification No.)

                                3290 LIEN STREET
                         RAPID CITY, SOUTH DAKOTA 57709
                    (Address of principal executive offices)

                                 (605) 341-7738
                           (Issuer's telephone number)

                                 Not Applicable

 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 7, 1997, there were 26,755,193 shares of the issuer's $.01 par value common stock outstanding. A subsidiary of the issuer owns 4,825,400 shares of the issuer resulting, for financial statement reporting purposes only, in a total of 21,929,793 shares outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION
                                and Subsidiaries


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                       Page No.

     Condensed Consolidated Balance Sheet                                              1-2
        at December 31, 1996 (unaudited)

     Condensed Consolidated Statements of Operations for                                 3
        Three Months Ended December 31, 1996 and 1995
        (unaudited)

     Condensed Consolidated Statements of Stockholders'                                  4
        Equity for the Periods Ended December 31, 1996,
        September 30, 1996 and December 31, 1995
        (unaudited)

     Condensed Consolidated Statements of Cash Flows for                               5-6
        Three Months Ended December 31, 1996 and 1995
        (unaudited)

     Notes to Condensed Consolidated Financial Statements                                7
        (unaudited)

Item 2.   Management's Discussion and Analysis of Financial                           8-12
               Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                              14

Exhibit No. 11   Computation of Per Share Earnings

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 1996
                                   (unaudited)

     Assets

Current assets:
     Cash                                                           $   132,488
     Receivables:
       Trade                                                             13,735
       Management agreement                                             206,612
       Interest                                                          17,548
       Current maturities of long-term receivables:
          The Three Affiliated Tribes                                 2,721,800
          Notes receivable                                               43,527
     Prepaid expenses                                                    62,152
                                                                    -----------
       Total current assets                                         $ 3,197,862
                                                                    -----------

Investments and long-term receivables:
     Long-term receivables from The Three Affiliated Tribes         $ 2,870,527
     Notes receivable, less current maturities                            2,000
     Investment in unconsolidated affiliate                             241,351
     Other                                                                1,250
                                                                    -----------
                                                                    $ 3,115,128
                                                                    -----------

Property and equipment, at cost:
     Land                                                           $    50,000
     Building and improvements                                          205,511
     Video lottery equipment                                          2,462,756
     Furniture and equipment                                            272,391
     Leasehold improvements                                             301,447
     Vehicles                                                           120,825
                                                                    -----------
                                                                    $ 3,412,930
     Less accumulated depreciation                                   (1,589,590)
                                                                    -----------
                                                                    $ 1,823,340
                                                                    -----------

Intangibles:
     Noncompetition agreements, net                                 $    27,859
     Other, principally goodwill, net                                   375,712
     Casino development and financing costs, net                        509,750
                                                                    -----------
                                                                    $   913,321
                                                                    -----------

                                                                    $ 9,049,651
                                                                    ===========


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                December 31, 1996
                                   (unaudited)

     Liabilities and Stockholder's Equity

Current liabilities:
     Notes payable                                                  $   820,000
     Current maturities of long-term debt                             2,237,727
     Current maturities of long-term debt, related party                690,000
     Accounts payable:
       Trade                                                            181,839
       Construction and property and equipment related                  199,855
     Accrued expenses:
       Lottery state share                                              145,207
       Other                                                            305,160
     Income tax payable                                                       0
                                                                    -----------
              Total current liabilities                             $ 4,579,788
                                                                    -----------

Long-term debt, less current maturities                             $   519,487
                                                                    -----------

Deferred income taxes                                               $    46,600
                                                                    -----------

Stockholders' equity:
     Common stock, par value $.01 per share; authorized
       500,000,000 shares; issued and outstanding 26,755,193
       at December 31, 1996                                         $   267,552
     Preferred stock, par value $.01 per share; authorized
       10,000,000 shares; no shares issued and outstanding                    0
     Additional paid-in capital                                       3,915,588
     Retained earnings                                                  210,324
                                                                    -----------
                                                                    $ 4,393,464
     Less stock subscription in the form of a note
       and related accrued interest receivable                         (172,086)
     Less cost of treasury stock, 4,825,400 shares                     (317,602)
                                                                    -----------
                                                                    $ 3,903,776
                                                                    -----------

                                                                    $ 9,049,651
                                                                    ===========


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended December 31, 1996 and 1995
                                   (unaudited)



                                                    1996                1995
                                                ------------        ------------
Revenues:
     Video lottery                              $  1,964,694        $  2,470,796
     Management agreement                            208,371             523,410
     Other                                            13,823               6,492
                                                ------------        ------------
                                                $  2,186,888        $  3,000,698
                                                ------------        ------------

Costs and expenses:
     Video lottery state share                  $    977,116        $  1,226,458
     Video lottery location share                    659,921             815,550
     Compensation expenses                           235,043             195,962
     Business development costs                       23,017              13,941
     Depreciation and amortization                   165,681             150,428
     Operating expenses                              213,084             282,976
                                                ------------        ------------
       Total costs and expenses                 $  2,273,862        $  2,685,315
                                                ------------        ------------

Operating income (loss)                         $    (86,974)       $    315,383
                                                ------------        ------------

Other income (expense):
     Interest income                            $        582        $    139,503
     Gain/loss on sale of equipment                    5,373                (457)
     Other income                                     17,393               1,221
     Interest expense and financing costs           (157,788)           (227,235)
                                                ------------        ------------
                                                $   (134,440)       $    (86,968)
                                                ------------        ------------

Income (loss) before income taxes               $   (221,414)       $    228,415

Federal and state income taxes                  $    (81,200)       $     82,850
                                                ------------        ------------

Net income (loss)                               $   (140,214)       $    145,565
                                                ============        ============

Net income (loss) per common and
  common equivalent share                       ($      0.01)       $       0.01
                                                ============        ============

Weighted average number of common and
  common equivalent shares outstanding            21,929,793          21,978,732
                                                ============        ============


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Periods Ended
          December 31, 1996, September 30, 1996 and December 31, 1995
                                   (unaudited)


                                                          Number of
                                                            Common                            Additional
                                                            Shares            Common           paid-in
                                                         Outstanding          stock            capital
                                                         -------------- ---------------- -------------------

Balance, September 30, 1995                               26,755,193           267,552         3,868,775

   Net income                                                      0                 0                 0
   Issuance of warrant for 80,000 common shares in
     connection with note payable                                  0                 0             1,600
   Interest earned on note receivable                              0                 0            10,000
   Principal payments received on note receivable                  0                 0                 0
                                                         -----------       -----------       -----------
Balance, December 31, 1995                                26,755,193       $   267,552       $ 3,880,375

   Net earnings                                                    0                 0                 0
   Interest earned on note receivable                              0                 0            27,172
   Principal payments received on note receivable                  0                 0                 0
                                                         -----------       -----------       -----------
Balance, September 30, 1996                               26,755,193       $   267,552       $ 3,907,547

   Net income                                                      0                 0                 0
   Interest earned on note receivable                              0                 0             8,041
   Principal payments received on note receivable                  0                 0                 0
                                                         -----------       -----------       -----------
Balance, December 31, 1996                                26,755,193       $   267,552       $ 3,915,588
                                                         ===========       ===========       ===========

                                                                              Stock
                                                                            subscription
                                                                            in the form
                                                                             of a note
                                                             Retained       and related
                                                             earnings         interest           Treasury
                                                             (deficit)       receivable            stock              Total
                                                            ---------       ------------         --------             -----

Balance, September 30, 1995                                 (207,121)          (226,032)          (317,602)         3,385,572

   Net income                                                145,565                  0                  0            145,565
   Issuance of warrant for 80,000 common shares in
     connection with note payable                                  0                  0                  0              1,600
   Interest earned on note receivable                              0                 98                  0             10,098
   Principal payments received on note receivable                  0              9,733                  0              9,733
                                                         -----------        -----------        -----------        -----------
Balance, December 31, 1995                               $   (61,556)       $  (216,201)       $  (317,602)       $ 3,552,568

   Net earnings                                              412,094                  0                  0            412,094
   Interest earned on note receivable                              0                326                  0             27,498
   Principal payments received on note receivable                  0             31,998                  0             31,998
                                                         -----------        -----------        -----------        -----------
Balance, September 30, 1996                              $   350,538        $  (183,877)       $  (317,602)       $ 4,024,158

   Net income                                               (140,214)                 0                  0           (140,214)
   Interest earned on note receivable                              0                119                  0              8,160
   Principal payments received on note receivable                  0             11,672                  0             11,672
                                                         -----------        -----------        -----------        -----------
Balance, December 31, 1996                               $   210,324        $  (172,086)       $  (317,602)       $ 3,903,776
                                                         ===========        ===========        ===========          =========


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended December 31, 1996 and 1995
                                   (unaudited)



                                                                            1996             1995
                                                                          ---------        ---------
Cash flows from operating activities:
    Net income (loss)                                                     $(140,214)       $ 145,565
    Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
        Depreciation and amortization                                       165,681          150,428
        Warrants issued                                                           0            1,600
        Loss (gain) on sale of property and equipment, real estate           (5,373)             457
       Other                                                                 (9,800)               0
        Changes in assets and liabilities:
            Receivables - trade, management agreement, and interest          42,823         (190,327)
            Prepaid expenses                                                 19,061           12,673
            Accounts payable and accrued expenses                           147,533           77,303
            Income taxes payable                                           (126,600)          68,496
            Other                                                                 0                0
                                                                          ---------        ---------
    Net cash provided by operating activities                                93,111          266,195
                                                                          ---------        ---------

Cash flows from investing activities:
    Advances on long-term receivables                                        (6,435)         (39,500)
    Principal payments received on long-term receivables                    159,678          528,868
    Proceeds from sale of property and equipment, real estate                20,514           36,304
    Purchase of property and equipment                                       (3,897)        (221,605)
    Payments for casino development costs                                    (3,346)         (27,287)
    Other                                                                         0                0
                                                                          ---------        ---------
    Net cash provided by investing activities                               166,514          276,780
                                                                          ---------        ---------

Cash flows from financing activities:
    Proceeds from long-term borrowing                                             0           12,992
    Principal payments on long-term debt                                   (492,541)        (908,479)
    Net change in short-term borrowings                                     225,000          (15,000)
    Payments received on stock subscription in the form of a
      note and related interest receivable                                   19,832           19,831
                                                                          ---------        ---------
    Net cash (used in) financing activities                                (247,709)        (890,656)
                                                                          ---------        ---------

          Net increase (decrease) in cash                                    11,916         (347,681)
Cash:
    Beginning                                                               120,572          520,438
                                                                          ---------        ---------

    Ending                                                                $ 132,488        $ 172,757
                                                                          =========        =========


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 Three Months Ended December 31, 1996 and 1995
                                   (unaudited)



                                                                              1996           1995
                                                                            --------       --------

Supplemental disclosures of cash flow information:
   Cash payments for:
      Interest                                                              $ 86,165       $204,159
                                                                            ========       ========


      Income taxes                                                          $ 50,000       $ 15,000
                                                                            ========       ========


Supplemental schedule of noncash investing and financing activities:

     Property and equipment acquired by issuance of long-term debt                         $190,000
                                                                                           ========

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
                                   (unaudited)

(1)     Interim Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

        The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended September 30, 1996 included in the Company's 1996 Annual Report on Form 10-KSB.


(2)     Subsequent Events

        On September 27, 1996, Bruce H. Lien Company, a wholly-owned subsidiary of the Company ("BHL"), and the Three Affiliated Tribes ("TAT") entered into a settlement agreement (the "Settlement Agreement") to resolve disputes arising out of the management agreement (the "Management Agreement") between BHL and TAT, pursuant to which BHL manages the Four Bears Casino and Lodge (the "Casino"). The Settlement Agreement provides that in consideration for the termination of the Management Agreement that TAT will pay BHL $8.65 million and that the parties will dismiss, with prejudice, all litigation between the parties. The Settlement Agreement closed on February 13, 1997. The proceeds from the Settlement Agreement will be used to pay off substantially all of the Company's debt, other than approximately $900,000 related to its video lottery operations, for working capital purposes, and to fund future projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, retention of video lottery space lease agreements, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

        The Settlement Agreement closed on February 13, 1997 and BHL received a payment of $8,650,000. See "Note 2 to Notes to Condensed Consolidated Financial Statements." The Company intends to use the proceeds from the Settlement Agreement to repay substantially all of its existing debt, other than approximately $900,000 related to its video lottery operations, for working capital purposes, and to fund future projects. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

Three Months ended December 31, 1996 Compared to Three Months ended December 31, 1995

        Revenues. Total revenues decreased 27.1% to $2,186,888 for the three months ended December 31, 1996, compared to $3,000,698 for the three months ended December 31, 1995. Video lottery revenues decreased 20.5% to $1,964,694 for the three months ended December 31, 1996, compared to $2,470,796 for the three months ended December 31, 1995 primarily due to a decrease in revenue generated by each video lottery machine during the three months ended December 31, 1996 of approximately 14.5% as compared to the three months ended December 31, 1995. This decrease is a result of some of the Company's higher revenue-per-machine locations not renewing their lease agreements, and the Company placing its machines in lower revenue-per-machine locations. Revenues from the Management Agreement decreased 60.2% to $208,371 for the three months ended December 31, 1996, compared to $523,410 for the three months ended December 31, 1995. The decrease in revenues from the Management Agreement is attributable to a decrease in earnings of the Casino for the three months ended December 31, 1996 as compared to the same period in 1995 due primarily to extreme winter weather in the North Dakota area.

        Costs and expenses. Total costs and expenses decreased 15.3% to $2,273,862 for the three months ended December 31, 1996, compared to $2,685,315 for the three months ended December 31, 1995. The decrease was attributable to decreases in video lottery state share, video lottery location share, compensation expenses and operating expenses. Video lottery state share decreased 20.3% to $977,116 for the three months ended December 31, 1996, compared to $1,226,458 for the three months ended December 31, 1995 and video lottery location share decreased 19.1% to $659,921 for the three months ended December 31, 1996, compared to $815,550 for the three months ended December 31, 1995 due to the decrease in video lottery revenues. Operating expenses decreased 24.7% to $213,084 for the three months ended December 31, 1996, compared to $282,976 for the three months ended December 31, 1995 as a result of decreases in legal, travel and miscellaneous expenses. Compensation expense increased 19.9% to $235,043 for the three months ended December 31, 1996, compared to $195,962 for the three months ended December 31, 1995, due primarily to an increase in the number of employees in the Company's video lottery operations.

        Other Income and Expense. Interest expense and financing costs decreased 30.6% to $157,788 for the three months ended December 31, 1996, compared to $227,235 for the three months ended December 31, 1995. This decrease was the result of the Company having reduced its notes payable to $4,267,214 at December 31, 1996, compared to $6,879,227 at December 31, 1995. Interest income decreased 99.6% to $582 for the three months ended December 31, 1996, compared to $139,503 for the three months ended December 31, 1995, as the Company has not recorded interest income on the amounts due from TAT since September 30, 1996 in accordance with the terms of the Settlement Agreement.

        Federal and State Income Taxes. The Company has recorded a Federal and State income tax benefit of $81,200 for the three months ended December 31, 1996, compared to income tax expense of $82,850 for the three months ended December 31, 1995. The Company records income tax expense using the estimated effective tax rate for the fiscal year. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income, or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $132,488 at December 31, 1996, compared to $120,572 at September 30, 1996, an increase of $11,916. During the three months ended December 31, 1996, cash flow from operations was $93,111, compared to $266,195 during the three months ended December 31, 1995. The decrease in cash flow from operations is due primarily to the decrease in revenues from the Management Agreement.

        Investing activities provided cash of $166,514 during the three months ended December 31, 1996, compared to $276,780 during the three months ended December 31, 1995. Principal payments received on long-term receivables were $159,678 during the three months ended December 31, 1996, compared to $528,868 during the three months ended December 31, 1995.

The decrease in principal payments received on long-term receivables during the three months ended December 31, 1996 was the result of the Casino withholding the November and December distributions owed BHL under the Management Agreement for working capital purposes.

        Financing activities used cash of $247,709 during the three months ended December 31, 1996, compared to $890,656 during the three months ended December 31, 1995. Principal payments on long-term debt were $492,541 during the three months ended December 31, 1996, compared to $908,479 during the three months ended December 31, 1995. Short-term borrowings provided cash of $225,000 during the three months ended December 31, 1996 compared to $15,000 during the three months ended December 31, 1995. The Company borrowed additional amounts during this period to offset the reduction in cash resulting from the Casino withholding the November and December distributions.

        The Company had a working capital deficit of $1,381,926 at December 31, 1996, compared to $1,849,222 at September 30, 1996, a decrease of $467,296 due to an increase in the current maturities of long-term receivables from TAT. The working capital deficits are a result of the Company's long-term borrowings having repayment periods of three years or less.

        As a result of the decrease in revenues during the current period, the Company obtained an additional short-term loan from its bank in the principal amount of $300,000. The loan is due April 11, 1997, with interest payable monthly at a rate equal to the bank's prime rate plus 2%. In January and February 1997, the Company also borrowed $100,000 and $140,000, respectively, from BHL Capital Corporation. The loans are due September 30, 1997 and March 31, 1997, respectively, with interest payable at 2% over the prime rate published in the Wall Street Journal. The Company also amended the settlement agreement with Four Bears Investment Limited Liability Company ("FBILLC") to extend and restructure the payment terms.

        The Company intends to use the proceeds of the Settlement Agreement to repay approximately $3.5 million in notes payable, and accrued interest thereon, which represents the repayment of the following: (i) FBILLC, (ii) an individual,
(iii) its bank, and (iv) BHL Capital Corporation, including the $240,000 borrowed in January and February of 1997. The balance will be used for working capital purposes and for acquisitions and to fund future projects.

SEASONALITY/QUARTERLY FLUCTUATIONS

        On a historic basis, the revenues and cash flow of the Casino have been seasonal in nature with the heaviest activity occurring during the Company's third and fourth quarters.

FUTURE OPERATIONS

        Effective on the closing of the Settlement Agreement, the Company's only source of revenues will be from its video lottery operations. Revenues generated from the Company's video lottery operations are currently not sufficient to meet its working capital requirements, and the Company will be required to use a portion of the proceeds from the Settlement Agreement for working capital purposes. In addition, the Company's video lottery space lease agreements with establishments are for limited terms. There is no assurance that the Company will be able to renew the space lease agreements with existing establishments, or if the agreements are renewed, that the terms will be as favorable to the Company as the current agreements. If the agreements are not renewed, or renewed with terms less favorable to the Company, the Company's revenues, net income and cash flow would be adversely impacted. Also, the trend in current years has been a decrease in video lottery profits due to increased state share, higher percentages paid to location owners and a decrease in revenues-per-machine due to video lottery machines being placed in lower revenue-per-machine locations.

        The Company intends to actively pursue strategic acquisitions or alliances in the gaming industry, to evaluate and investigate expanding or acquiring additional interests in the video lottery and gaming industries in states likely to legalize or expand in these industries in the future, the acquisition or expansion of which may result in increased profitability and cash flow. There is no assurance that the Company will be successful in such an acquisition or expansion, be able to obtain additional financing, or that increased profitability and cash flow would result. The Company anticipates incurring additional expenses in order to investigate these possible future business opportunities.

                                 PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        Exhibit No.             Description

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

                                 CONCORDE GAMING CORPORATION



Date:  February 12, 1997         By:  /s/ David L. Crabb
                                      ---------------------------------
                                      David L. Crabb, Chief Financial Officer

                                 Exhibit Index


   Exhibit No.                     Description
   -----------                     -----------

     11                            Computation of Per Share Earnings

     27                            Financial Data Schedule