Form 10QSB
period 1997-03-31
CONCORDE GAMING CORP
filed 1997-05-15
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                  Commission File Number:            0-8698
                                                     ------

                          CONCORDE GAMING CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

           COLORADO                                            84-0716683
 -------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                                3290 LIEN STREET
                         RAPID CITY, SOUTH DAKOTA 57702
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (605) 341-7738
                     ---------------------------------------
                          (Issuer's telephone number)


                                 Not Applicable
           -------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 1997, there were 21,929,793 shares of the issuer's $.01 par value common stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     INDEX

                          CONCORDE GAMING CORPORATION
                                AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                      Page No.
                                                                   --------
     Condensed Consolidated Balance Sheet
at March 31, 1997 (unaudited)........................................ 1

     Condensed Consolidated Statements of Operations for
Three Months Ended March 31, 1997 and 1996 and
for Six Months Ended March 31, 1997 and 1996 (unaudited)..............3

     Condensed Consolidated Statements of Stockholders'
Equity for the Periods Ended March 31, 1997,
September 30, 1996 and March 31, 1996 (unaudited).....................4

     Condensed Consolidated Statements of Cash Flows for
Six Months Ended March 31, 1997 and 1996 (unaudited)..................5

     Notes to Condensed Consolidated Financial Statements
       (unaudited)....................................................7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................13

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                March 31, 1997
                                  (unaudited)

  Assets

Current assets:
  Cash                                            $   4,886,550
    Receivables:
    Trade                                                11,579
    Interest                                                 37
  Current maturities of notes receivable                 27,301
Prepaid expenses                                         62,986
                                                  -------------
  Total current assets                            $   4,988,453
                                                  -------------

Investments and long-term receivables:
  Notes receivable, less current maturities       $       2,542
  Other                                                 233,789
                                                  -------------
                                                  $     236,331
                                                  -------------

Property and equipment, at cost:
  Land                                            $      50,000
  Building and improvements                             205,511
  Video lottery equipment                             2,405,550
  Furniture and equipment                               274,200
  Leasehold improvements                                301,447
  Vehicles                                              103,425
                                                  -------------
                                                  $   3,340,133
  Less accumulated depreciation                      (1,654,690)
                                                  -------------
                                                  $   1,685,443
                                                  -------------

Intangibles:
  Noncompetition agreements, net                  $      27,261
  Other, principally goodwill, net                      341,632
  Casino development and financing costs, net           304,451
                                                  -------------
                                                  $     673,344
                                                  -------------

                                                  $   7,583,571
                                                  =============


The accompanying notes are an integral part of these statements.

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                March 31, 1997
                                  (unaudited)

 Liabilities and Stockholder's Equity

Current liabilities:
 Current maturities of long-term debt                         $   492,857
 Accounts payable                                                 105,910
 Accrued expenses:
  Lottery state share                                             153,272
  Other                                                           106,231
 Income tax payable                                               841,200
                                                              -----------
    Total current liabilities                                 $ 1,699,470
                                                              -----------

Long-term debt, less current maturities                       $   333,412
                                                              -----------

Deferred income taxes                                         $    46,600
                                                              -----------

Stockholders' equity:
 Common stock, par value $.01 per share; authorized
  500,000,000 shares; issued 21,929,793 at March 31, 1997     $   219,298
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares; no shares issued and outstanding                   0
 Additional paid-in capital                                     3,653,731
 Retained earnings                                              1,790,806
                                                              -----------
                                                              $ 5,663,835

 Less stock subscription in the form of a note
  and related  accrued interest receivable                       (159,746)
                                                              -----------
                                                              $ 5,504,089
                                                              -----------

                                                              $ 7,583,571
                                                              ===========

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three Months Ended March 31, 1997 and 1996, and
                    Six Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                 Three Months Ended                     Six Months Ended
                                               March 31, 1997 and 1996               March 31, 1997 and 1996
                                           ------------------------------      ------------------------------
                                                1997              1996               1997              1996
                                           ------------      ------------      ------------      ------------
Revenues:
  Video lottery                            $  1,872,243      $  2,172,860      $  3,836,937      $  4,643,656
  Management agreement                                0           391,143           208,371           914,553
  Other                                          12,078            38,424            25,901            44,916
                                           ------------      ------------      ------------      ------------
                                           $  1,884,321      $  2,602,427      $  4,071,209      $  5,603,125
                                           ------------      ------------      ------------      ------------

Costs and expenses:
  Video lottery state share                $    930,420      $  1,081,389      $  1,907,536      $  2,307,847
  Video lottery location share                  619,370           681,861         1,279,291         1,497,411
  Compensation expenses                         247,079           241,928           482,122           437,890
  Business development costs                     43,385            22,345            66,402            36,286
  Depreciation and amortization                 165,649           150,429           331,330           302,234
  Operating expenses                            234,773           339,100           447,857           620,699
                                           ------------      ------------      ------------      ------------
   Total costs and expenses                $  2,240,676      $  2,517,052      $  4,514,538      $  5,202,367
                                           ------------      ------------      ------------      ------------
Operating income (loss)                    $   (356,355)     $     85,375      $   (443,329)     $    400,758
                                           ------------      ------------      ------------      ------------

Other income (expense):
  Interest income                          $     31,967      $    153,858      $     32,549      $    293,361
  Gain/(loss) on sale of equipment               14,536            (6,274)           19,909            (6,731)
  Gain on termination of
   management agreement                       2,819,750                 0         2,819,750                 0
  Other income                                    6,812             1,662            24,205             2,883
  Interest expense and financing costs          (85,928)         (219,079)         (243,716)         (446,314)
                                           ------------      ------------      ------------      ------------
                                           $  2,787,137      $    (69,833)     $  2,652,697      $   (156,801)
                                           ------------      ------------      ------------      ------------

Income before income taxes                 $  2,430,782      $     15,542      $  2,209,368      $    243,957

Federal and state income taxes             $    850,300      $      4,950      $    769,100      $     87,800
                                           ------------      ------------      ------------      ------------

Net income                                 $  1,580,482      $     10,592      $  1,440,268      $    156,157
                                           ============      ============      ============      ============

Net income per common and
  common equivalent share                         $0.07                $0             $0.06             $0.01
                                           ============      ============      ============      ============

Weighted average number of common and
  common equivalent shares outstanding       22,587,776        21,938,246        22,180,524        21,958,489
                                           ============      ============      ============      ============


The accompanying notes are an integral part of these statements.

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Periods Ended March 31, 1997, September 30, 1996 and March 31, 1996
                                  (unaudited)


                                                         Number of
                                                          Common                       Additional
                                                          Shares         Common          paid-in           Retained
                                                        Outstanding       stock          capital           earnings
                                                        -----------    -----------      -----------      -----------
Balance, September 30, 1995                              26,755,193      $ 267,552      $ 3,868,775      $  (207,121)

  Net income                                                      0              0                0          156,157
  Issuance of warrant for 80,000 shares of common
    stock in connection with note payable                         0              0            1,600                0
   Interest earned on note receivable                             0              0           19,543                0
   Principal payments received on note receivable                 0              0                0                0
                                                        -----------    -----------      -----------      -----------
Balance, March 31, 1996                                  26,755,193        267,552        3,889,918          (50,964)

  Net income                                                      0              0                0          401,502
  Interest earned on note receivable                              0              0           17,629                0
  Principal payments received on note receivable                  0              0                0                0
                                                        -----------    -----------      -----------      -----------
Balance, September 30, 1996                              26,755,193        267,552        3,907,547          350,538

  Net income                                                      0              0                0        1,440,268
  Cancellation of 4,825,400 shares of common stock
   related to liquidation of subsidiary into parent      (4,825,400)       (48,254)        (269,348)               0
  Interest earned on note receivable                              0              0           15,532                0
  Principal payments received on note receivable                  0              0                0                0
                                                        -----------    -----------      -----------      -----------
Balance, March 31, 1997                                  21,929,793    $   219,298      $ 3,653,731      $ 1,790,806
                                                        ===========    ===========      ===========      ===========


                                                             Stock
                                                          subscription
                                                           in the form
                                                            of a note
                                                           and related
                                                            interest       Treasury
                                                            receivable       stock          Total
                                                           -----------    -----------     -----------
Balance, September 30, 1995                                  $(226,032)     $(317,602)     &3,385,572

  Net income                                                         0              0         156,157
  Issuance of warrant for 80,000 shares of common
    stock in connection with note payable                            0              0           1,600
   Interest earned on note receivable                              202              0          19,745
   Principal payments received on note receivable               19,918              0          19,918
                                                           -----------    -----------     -----------
Balance, March 31, 1996                                       (205,912)      (317,602)      3,582,992

  Net income                                                         0              0         401,502
  Interest earned on note receivable                                 0              0          17,629
  Principal payments received on note receivable                22,035              0          22,035
                                                           -----------    -----------     -----------
Balance, September 30, 1996                                   (183,877)      (317,602)      4,024,158

  Net income                                                         0              0       1,440,268
  Cancellation of 4,825,400 shares of common stock
   related to liquidation of subsidiary into parent                  0        317,602               0
  Interest earned on note receivable                                 0              0          15,532
  Principal payments received on note receivable                24,131              0          24,131
                                                           -----------    -----------     -----------
Balance, March 31, 1997                                    $  (159,746)   $         0     $ 5,504,089
                                                           ===========    ===========     ===========



The accompanying notes are an integral part of these statements.

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months
                   Ended March 31, 1997 and 1996 (unaudited)



                                                                    1997             1996
                                                              -------------      -----------
Cash flows from operating activities:

 Net income                                                    $   1,440,268      $   156,157
 Adjustments to reconcile net income to net cash flows
   provided by operating activities:
   Depreciation and amortization                                     331,330          302,234
   Warrants issued                                                         0            1,600
   (Gain) on termination of management agreement                  (2,819,750)               0
   (Gain) loss on sale of property and equipment, real estate        (19,909)           6,733
   Proceeds from termination of management agreement               2,851,061                0
   Other                                                               8,794                0
   Changes in assets and liabilities:
     Receivables - trade, management agreement, and interest         269,102           56,539
     Prepaid expenses                                                 18,227          (37,347)
     Accounts payable and accrued expenses                          (119,259)         169,932
     Income taxes payable                                            714,600          (16,954)
                                                               -------------      -----------
 Net cash provided by operating activities                     $   2,674,464      $   638,894
                                                               -------------      -----------
Cash flows from investing activities:

 Advances on long-term receivables                             $     (17,835)     $   (84,500)
 Principal payments received on long-term receivables              5,760,495        1,004,733
 Proceeds from sale of property and equipment, real estate            70,764           40,304
 Purchase of property and equipment                                   (8,842)        (329,910)
 Payments for casino development costs                               (40,770)        (164,790)
 Other                                                                (3,474)               0
                                                               -------------      -----------
 Net cash provided by investing activities                     $   5,760,338      $   465,837
                                                               -------------      -----------
Cash flows from financing activities:

 Proceeds from long-term borrowing                             $           0          $12,992
 Principal payments on long-term debt                             (3,113,486)      (1,496,277)
 Net change in short-term borrowings                                (595,000)         (15,000)
 Payments received on stock subscription in the form of a
   note and related interest receivable                               39,662           39,663
                                                               -------------      -----------
 Net cash (used in) financing activities                       $  (3,668,824)     $(1,458,622)
                                                               -------------      -----------

      Net increase (decrease) in cash                          $   4,765,978      $  (353,891)
Cash:

 Beginning                                                           12,0572          520,438
                                                               -------------      -----------
Ending                                                         $   4,886,550      $   166,547
                                                               =============      ===========




The accompanying notes are an integral part of these statements.

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                    Six Months Ended March 31, 1997 and 1996
                                  (unaudited)




                                                                            1997        1996
                                                                          --------     --------
Supplemental disclosures of cash flow information:
  Cash payments for:
    Interest                                                              $371,264     $448,623
                                                                          ========     ========


    Income taxes                                                          $ 50,000     $105,000
                                                                          ========     ========


Supplemental schedule of noncash investing and financing activities:

    Property and equipment acquired by issuance of long-term debt                      $190,000
                                                                                       ========

    Property and equipment acquired by incurring accounts payable                      $ 67,174
                                                                                       ========

    Cancellation of treasury stock                                       $317,602
                                                                         ========

The accompanying notes are an integral part of these statements.


                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (unaudited)


(1)      Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended September 30, 1996 included in the Company's 1996 Annual Report on Form 10-KSB.

(2)      Termination of Casino Management Agreement

         On February 13, 1997, Bruce H. Lien Company ("BHL"), a wholly owned subsidiary of the Company closed the settlement agreement (the "Settlement Agreement") between BHL and the Three Affiliated Tribes ("TAT"). The Settlement Agreement provided that in consideration for the termination of the Management Agreement (the "Management Agreement") between BHL and TAT, whereby BHL managed the 4 Bears Casino & Lodge (the "Casino"), TAT would pay BHL $8.65 million and the parties would dismiss, with prejudice, all litigation between BHL and TAT. Approximately $5.6 million of the proceeds represented the payment of notes and accounts receivable due to BHL that were related to the Management Agreement. BHL reported a gain on the termination of the Management Agreement of approximately $2.82 million.

         The proceeds from the Settlement Agreement were used to pay off substantially all of the Company's debt, other than approximately $900,000 related to its video lottery operations, with the balance held for working capital purposes and to fund future projects. See "Liquidity and Capital Resources."

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (unaudited)


(3)      Asset Purchase Agreement

         On March 14, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") with Cripple Creek Development Corporation ("CCDC"), a Colorado corporation with its principal business being the "Gold Rush Hotel & Casino" in Cripple Creek, Colorado. The Agreement provides that the Company will purchase certain assets of CCDC, including the Gold Rush Hotel & Casino, for $8,000,000 in cash, the assumption of $3,700,000 in liabilities and the issuance of 2,500,000 shares of the Company's common stock. Conditions to the Agreement include licensing of the Company by the Colorado Gaming Commission, the Company obtaining all necessary financing, a satisfactory due diligence review and bankruptcy court approval. CCDC filed for Chapter 11 bankruptcy protection on October 17, 1996 as a result of a dispute among its shareholders and currently is operating as a debtor in possession.

         On April 30, 1997, CCDC filed a motion in United States Bankruptcy Court to dismiss the Chapter 11 bankruptcy case and to have the Agreement declared unenforceable against CCDC after the dismissal of the Chapter 11 bankruptcy case. The Company intends to oppose CCDC's motion with respect to the enforceability of the Agreement. However, there can be no assurances that the Company will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base, retention of video lottery space lease agreements, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

         The Settlement Agreement closed on February 13, 1997 and BHL received a payment of $8,650,000. See "Note 2 to Notes to Condensed Consolidated Financial Statements." As a result of the closing of the Settlement Agreement, the Company did not record any revenues from the Management Agreement for the second quarter ended March 31, 1997.

RESULTS OF OPERATIONS

Three Months ended March 31, 1997 Compared to Three Months ended March 31, 1996

         Revenues. Total revenues decreased 27.6% to $1,884,321 for the three months ended March 31, 1997, compared to $2,602,427 for the three months ended March 31, 1996 as a result of decreases in revenues from the Management Agreement and video lottery operations. As a result of the closing of the Settlement Agreement the Company did not record any revenues from the Management Agreement for the three months ended March 31, 1997, compared to $391,143 for the three months ended March 31, 1996. Video lottery revenues decreased 13.8% to $1,872,243 for the three months ended March 31, 1997, compared to $2,172,860 for the three months ended March 31, 1996 primarily due to a 5.3% decrease in the average number of machines placed in locations, and a 9.1% decrease in the revenue generated by each video lottery machine, during the three months ended March 31, 1997 compared to the three months ended March 31, 1996. These decreases were the result of a continuing trend where certain locations that generate higher revenues are purchasing their own video lottery machines and not renewing their lease agreements. As a result, the Company has had to place its machines in lower revenue-per-machine locations.

         Costs and expenses. Total costs and expenses decreased 11% to

$2,240,676 for the three months ended March 31, 1997, compared to $2,517,052 for the three months ended March 31,

1996. The decrease was primarily attributable to decreases in video lottery state share, video lottery location share and reduced operating expenses. Due to the decrease in video lottery revenues, video lottery state share decreased 14% to $930,420 for the three months ended March 31, 1997, compared to $1,081,389 for the three months ended March 31, 1996 and video lottery location share decreased 9.2% to $619,370 for the three months ended March 31, 1997, compared to $681,861 for the three months ended March 31, 1996. Operating expenses decreased 30.8% to $234,773 for the three months ended March 31, 1997, compared to $339,100 for the three months ended March 31, 1996 primarily as a result of a reduction in legal expenses related to the arbitration with TAT, and a decrease in repairs and maintenance expense. These decreases were partially offset by an increase in compensation expense of 2.1% to $247,079 for the three months ended March 31, 1997, compared to $241,928 for the three months ended March 31, 1996.

         Other Income and Expense. Interest expense and financing costs decreased 60.8% to $85,928 for the three months ended March 31, 1997, compared to $219,079 for the three months ended March 31, 1996. This decrease was the result of the Company having reduced its notes payable to $826,269 as of March 31, 1997, compared to $6,291,429 at March 31, 1996. Interest income decreased 79.2% to $31,967 for the three months ended March 31, 1997, compared to $153,858 for the three months ended March 31, 1996, as the Company did not record any interest income on the amounts due from TAT since September 30, 1996 in accordance with the terms of the Settlement Agreement.

         Federal and State Income Taxes. The Company recorded Federal and State income taxes of $850,300 for the three months ended March 31, 1997, compared to $4,950 for the three months ended March 31, 1996, an increase of $845,350, due primarily to the gain on termination of the Management Agreement. The Company records income tax expense using the estimated effective tax rate for the fiscal year.

Six Months ended March 31, 1997 Compared to Six Months ended March 31, 1996

         Revenues. Total revenues decreased 27.3% to $4,071,209 for the six months ended March 31, 1997, compared to $5,603,125 for the six months ended March 31, 1996 as a result of decreases in revenue from the Management Agreement and video lottery operations. Revenues from the Management Agreement decreased to $208,371 for the six months ended March 31, 1997, compared to $914,553 for the six months ended March 31, 1996, due to the closing of the Settlement Agreement in February 1997 and the decreased profitability of the Casino due to extreme winter weather in the North Dakota are. Video lottery revenues decreased 17.4% to $3,836,937 for the six months ended March 31, 1997, compared to $4,643,656 for the six months ended March 31, 1996 primarily due to a 6% decrease in the average number of machines placed in locations, and a 11.9% decrease in the revenue generated by each video lottery machine, during the six months ended March 31, 1997 compared to the six months ended March 31, 1996. These decreases were the result of a continuing trend where certain locations that generate higher revenues are purchasing their own video lottery machines and not renewing their lease agreements. As a result, the Company has had to place its machines in lower revenue-per-machine locations.

         Costs and expenses. Total costs and expenses decreased 13.2% to $4,514,538 for the six months ended March 31, 1997, compared to $5,202,367 for the six months ended March 31, 1996. The decrease was primarily attributable to decreases in video lottery state share, video lottery location share, and operating expenses. Due to the decrease in video lottery revenues, video lottery state share decreased 17.4% to $1,907,536 for the six months ended March 31, 1997, compared to $2,307,847 for the six months ended March 31, 1996 and video lottery location share decreased 14.6% to $1,279,291 for the six months ended March 31, 1997, compared to $1,497,411 for the six months ended March 31, 1996. Operating expenses decreased 27.9% to $447,857 for the six months ended March 31, 1997, compared to $620,699 for the six months ended March 31, 1996. The decrease in operating expenses was primarily related to a reduction in legal expenses related to the arbitration with TAT and decreases in travel and miscellaneous expenses. These decreases were partially offset by an increase in compensation expense of 10.1% to $482,122 for the six months ended March 31, 1997, compared to $437,890 for the six months ended March 31, 1996.

         Other Income and Expense. Interest expense and financing costs decreased 45.4% to $243,716 for the six months ended March 31, 1997, compared to $446,314 for the six months ended March 31, 1996. This decrease was the result of the Company having reduced its notes payable to $826,269 as of March 31, 1997, compared to $6,291,429 at March 31, 1996. Interest income decreased 88.9% to $32,549 for the six months ended March 31, 1997, compared to $293,361 for the six months ended March 31, 1996, as the Company did not record any interest income on the amounts due from TAT since September 30, 1996 in accordance with the terms of the Settlement Agreement.

         Federal and State Income Taxes. The Company recorded Federal and State income taxes of $769,100 for the six months ended March 31, 1997, compared to $87,800 for the six month ended March 31, 1996, an increase of $681,300, due primarily to the gain on termination of the Management Agreement. The Company records income tax expense using the estimated effective tax rate for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $4,886,550 at March 31, 1997, compared to $120,572 at September 30, 1996, an increase of $4,765,978. The increase was the result of the cash received from the closing of the Settlement Agreement after reduction for payment of substantially all the Company's notes payable. During the six months ended March 31, 1997, cash flow from operating activities was $2,674,464 compared to $638,894 during the six months ended March 31, 1996. The increase in cash flow from operating activities is due primarily to the closing of the Settlement Agreement and the resulting proceeds received from the termination of the Management Agreement. See "Note 2 to Notes to Consolidated Financial Statements."

         Investing activities provided cash of $5,760,338 during the six months ended March 31, 1997, compared to $465,837 during the six months ended March 31, 1996. Principal payments on long-term receivables, which primarily represent payments made in connection with the Settlement Agreement, provided cash of $5,760,495 during the six months ended March 31, 1997, compared to $1,004,733 during the six months ended March 31, 1996. Purchases of property and equipment used cash of $8,842 during the six months ended March 31, 1997, compared to $329,910 during the six months ended March 31, 1996. See "Note 2 to Notes to Consolidated Financial Statements."

         Financing activities used cash of $3,668,824 during the six months ended March 31, 1997, compared to $1,458,622 during the six months ended March 31, 1996. Principal payments on long-term debt used cash of $3,113,486 during the six months ended March 31, 1997, compared to $1,496,277 during the six months ended March 31, 1996. The Company reduced its short-term borrowings by $595,000 during the six months ended March 31, 1997, compared to $15,000 during the six months ended March 31, 1996. See "Note 2 to Notes to Consolidated Financial Statements."

FUTURE OPERATIONS

         The Company's only source of revenues is its video lottery operations. Revenues generated from the Company's video lottery operations are currently not sufficient to meet its working capital requirements, and the Company will be required to use a portion of the proceeds from the Settlement Agreement for working capital purposes. In addition, the Company's video lottery space lease agreements with establishments are for limited terms. There is no assurance that the Company will be able to renew the space lease agreements with existing establishments, or if the agreements are renewed, that the terms will be as favorable to the Company as the current agreements. If the agreements are not renewed, or renewed on less favorable terms, the Company's revenues, net income and cash flow would be adversely impacted. Also, the trend in current years has been a decrease in video lottery profits due to increased state share, higher percentages paid to location owners and a decrease in revenues-per-machine due to video lottery machines being placed in lower revenue-per-machine locations.

         The Company intends to actively pursue strategic acquisitions or alliances in the gaming industry. The Company's plan also is to evaluate and investigate expanding or acquiring additional interests in the video lottery and gaming industries in states likely to legalize or expand in these industries in the future, the acquisition or expansion of which may result in increased profitability and cash flow. See "Note 3 to Condensed Consolidated Financial Statements." There is no assurance that the Company will be successful in such an acquisition or expansion, be able to obtain additional financing, or that increased profitability and cash flow would result. The Company anticipates incurring additional expenses in order to investigate these possible future business opportunities.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

                  11.      Computation of Per Share Earnings

                  27.      Financial Data Schedule (for EDGAR purposes only)

b.       Reports on Form 8-K

         A Form 8-K dated February 13, 1997 was filed under Item 2.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCORDE GAMING CORPORATION



Date:  May 12, 1997                    By:      /s/ DAVID L. CRABB
                                                -----------------------
                                                David L. Crabb,
                                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------
        11       Computation of Per Share Earnings

        27       Financial Data Schedule (for EDGAR purposes only)