Form 10QSB
period 1997-06-30
CONCORDE GAMING CORP
filed 1997-08-19
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                Commission File Number:                 0-8698
                                                        ------

                          Concorde Gaming Corporation
       -----------------------------------------------------------------
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

                                 Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                                ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 1997, there were 21,929,793 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ( )   No (X)

                                     INDEX

                          CONCORDE GAMING CORPORATION
                                and Subsidiaries


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                              Page No.
     Condensed Consolidated Balance Sheet
         at June 30, 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     Condensed Consolidated Statements of Operations for
         Three Months Ended June 30, 1997 and 1996 and
         for Nine Months Ended June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . .  3

     Condensed Consolidated Statements of Stockholders'
         Equity for the Periods Ended June 30, 1997,
         September 30, 1996 and June 30, 1996 (unaudited) . . . . . . . . . . . . . . . . . .  4

     Condensed Consolidated Statements of Cash Flows for
         Nine Months Ended June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . .  5

     Notes to Condensed Consolidated Financial Statements
         (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .  9

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 1997
                                  (unaudited)

      Assets
Current assets:
      Cash                                                 $ 3,854,491
      Trade receivables                                         10,662
      Prepaid expenses                                          44,874
                                                           -----------
        Total current assets                               $ 3,910,027
                                                           -----------

Investments and long-term receivables:
      Notes receivable pending asset exchange transfer     $ 1,601,333
      Other                                                    242,602
                                                           -----------
                                                           $ 1,843,935
                                                           -----------

Property and equipment, at cost:
      Land                                                 $    50,000
      Building and improvements                                205,511
      Furniture and equipment                                  147,692
      Leasehold improvements                                    47,747
      Vehicles                                                  48,274
                                                           -----------
                                                           $   499,224
      Less accumulated depreciation                            (94,317)
                                                           -----------
                                                           $   404,907
                                                           -----------

Intangibles:
      Casino development and financing costs, net          $   334,921
      Other, principally goodwill, net                          16,713
                                                           -----------
                                                           $   351,634
                                                           -----------

                                                           $ 6,510,503
                                                           ===========

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                 June 30, 1997
                                  (unaudited)

      Liabilities and Stockholder's Equity
Current liabilities:
      Current maturities of long-term debt                         $   538,903
      Accounts payable                                                  60,229
      Accrued expenses                                                  64,648
      Income tax payable                                               312,890
                                                                   -----------
               Total current liabilities                           $   976,670
                                                                   -----------

Long-term debt, less current maturities                            $    16,925
                                                                   -----------

Deferred income taxes                                              $    46,600
                                                                   -----------

Stockholders' equity:
      Common stock, par value $.01 per share; authorized
        500,000,000 shares; issued 21,929,793 at June 30, 1997     $   219,298
      Preferred stock, par value $.01 per share; authorized
        10,000,000 shares; no shares issued and outstanding                  0
      Additional paid-in capital                                     3,660,649
      Retained earnings                                              1,737,193
                                                                   -----------
                                                                   $ 5,617,140
      Less stock subscription in the form of a note
        and related  accrued interest receivable                      (146,832)
                                                                   -----------
                                                                   $ 5,470,308
                                                                   -----------

                                                                   $ 6,510,503
                                                                   ===========

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended June 30, 1997 and 996, and Nine Months Ended June 30, 1997
                                   and 1996
                                  (unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                                   June 30, 1997 and 1996                     June 30, 1997 and 1996
                                          -----------------------------------------   ---------------------------------------
                                                  1997                  1996                 1997                 1996
                                          -------------------   -------------------   -----------------  --------------------
Revenues:

     Video lottery                        $        1,795,371    $        2,247,368    $      5,632,308   $         6,891,024
     Management agreement                                  0               467,047             208,371             1,381,600
     Other                                            14,797                93,171              40,698               138,087
                                          -------------------   -------------------   -----------------  --------------------
                                          $        1,810,168    $        2,807,586    $      5,881,377   $         8,410,711
                                          -------------------   -------------------   -----------------  --------------------
Costs and expenses:

     Video lottery state share            $          895,478    $        1,118,724    $      2,803,014   $         3,426,571
     Video lottery location share                    585,566               706,521           1,864,857             2,203,932
     Compensation expenses                           207,131               269,663             689,253               707,553
     Business development costs                       50,824                18,797             117,226                55,083
     Depreciation and amortization                    99,970               125,677             431,300               457,007
     Operating expenses                              130,272               372,199             578,129               963,802
                                          -------------------   -------------------   -----------------  --------------------
       Total costs and expenses           $        1,969,241    $        2,611,581    $      6,483,779   $         7,813,948
                                          -------------------   -------------------   -----------------  --------------------
Operating income (loss)                   $        (159,073)    $          196,005    $      (602,402)   $           596,763
                                          -------------------   -------------------   -----------------  --------------------

Other income (expense):
     Interest income                      $           62,157    $          189,068    $         94,706   $           482,429
     Gain/(loss) on sale of equipment                 24,537                     0              44,446               (6,731)
     Gain on termination of
       management agreement                                0                     0           2,819,750                     0
     Other income                                      7,425                17,163              31,630                20,046
                                                     (16,059)             (181,551)           (259,775)             (627,865)
                                          -------------------   -------------------   -----------------  --------------------
                                          $           78,060    $           24,680    $      2,730,757   $          (132,121)
                                          -------------------   -------------------   -----------------  --------------------

Income (loss) before income taxes         $         (81,013)    $          220,685    $      2,128,355   $           464,642

Federal and state income taxes (benefit)  $         (27,400)    $           74,100    $        741,700   $           161,900
                                          -------------------   -------------------   -----------------  --------------------

Net income (loss)                         $         (53,613)    $          146,585    $      1,386,655   $           302,742
                                          ===================   ===================   =================  ====================
Net income (loss) per common and
  common equivalent share                              $0.00                 $0.01               $0.06                 $0.01
                                          ===================   ===================   =================  ====================
Weighted average number of common and
  common equivalent shares outstanding            21,929,793            22,374,843          22,096,947            22,097,274
                                          ===================   ===================   =================  ====================


The accompanying notes are an integral part of these statements.

                 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Periods Ended June 30, 1997, September 30, 1996 and June 30, 1996
                                  (unaudited)

                                                       Number of
                                                         Common                             Additional
                                                         Shares            Common            paid-in           Retained
                                                      Outstanding          stock             capital           earnings
                                                      -------------   ---------------   ----------------   ---------------
Balance, September 30, 1995                             26,755,193    $      267,552    $     3,868,775    $    (207,121)

    Net income                                                   0                 0                  0           302,742
    Issuance of warrant for 80,000 shares of common
      stock in connection with note payable                      0                 0              1,600                 0
    Interest earned on note receivable                           0                 0             28,608                 0
    Principal payments received on note receivable               0                 0                  0                 0
                                                      -------------   ---------------   ----------------   ---------------
Balance, June 30, 1996                                  26,755,193           267,552          3,898,983            95,621

    Net income                                                   0                 0                  0           254,917
    Interest earned on note receivable                           0                 0              8,564                 0
    Principal payments received on note receivable               0                 0                  0                 0
                                                      -------------   ---------------   ----------------   ---------------
Balance, September 30, 1996                             26,755,193           267,552          3,907,547           350,538

    Net income                                                   0                 0                  0         1,386,655
    Cancellation of 4,825,400 shares of common stock
      related to liquidation of subsidiary into parent (4,825,400)          (48,254)          (269,348)                 0
    Interest earned on note receivable                           0                 0             22,450                 0
    Principal payments received on note receivable               0                 0                  0                 0
                                                      =============   ===============   ================   ===============
Balance, June 30, 1997                                  21,929,793    $      219,298    $     3,660,649    $    1,737,193
                                                      =============   ===============   ================   ===============


The accompanying notes are an integral part of these statements.


                                                             Stock
                                                          subscription
                                                          in the form
                                                           of a note
                                                          and related
                                                            interest          Treasury
                                                           receivable          stock              Total
                                                       ----------------   ---------------   ----------------
Balance, September 30, 1995                            $     (226,032)    $    (317,602)    $     3,385,572

    Net income                                                       0                 0            302,742
    Issuance of warrant for 80,000 shares of common
      stock in connection with note payable                          0                 0              1,600
    Interest earned on note receivable                             311                 0             28,919
    Principal payments received on note receivable              30,576                 0             30,576
                                                       ----------------   ---------------   ----------------
Balance, June 30, 1996                                       (195,145)         (317,602)          3,749,409

    Net income                                                       0                 0            254,917
    Interest earned on note receivable                             113                 0              8,677
    Principal payments received on note receivable              11,155                 0             11,155
                                                       ----------------   ---------------   ----------------
Balance, September 30, 1996                                  (183,877)         (317,602)          4,024,158

    Net income                                                       0                 0          1,386,655
    Cancellation of 4,825,400 shares of common stock
      related to liquidation of subsidiary into parent               0           317,602                  0
    Interest earned on note receivable                             373                 0             22,823
    Principal payments received on note receivable              36,672                 0             36,672
                                                       ================   ===============   ================
Balance, June 30, 1997                                 $     (146,832)    $            0    $     5,470,308
                                                       ================   ===============   ================




The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                                          1997             1996
                                                                      -----------      -----------
Cash flows from operating activities:
     Net income                                                       $ 1,386,655      $   302,742
     Adjustments to reconcile net income to net cash flows
       provided by operating activities:
       Depreciation and amortization                                      431,300          457,007
       Warrants issued                                                          0            1,600
       (Gain) on termination of management agreement                   (2,819,750)               0
       (Gain) loss on sale of property and equipment, real estate         (29,286)           6,733
       Proceeds from termination of management agreement                2,851,061                0
       Other                                                               (4,866)         (15,000)
       Changes in assets and liabilities:
         Receivables - trade, management agreement, and interest          250,292           11,738
         Prepaid expenses                                                   9,795          (25,476)
         Accounts payable and accrued expenses                           (346,505)         140,959
         Income taxes payable                                             186,290           51,382
                                                                      -----------      -----------
     Net cash provided by operating activities                        $ 1,914,986      $   931,685
                                                                      -----------      -----------

Cash flows from investing activities:
     Advances on long-term receivables                                $   (10,682)     $   (84,500)
     Principal payments received on long-term receivables               5,766,985        1,466,608
     Proceeds from sale of property and equipment, real estate            100,764           40,304
     Purchase of property and equipment                                   (45,525)        (391,420)
     Payments for casino development costs                                (71,240)        (173,325)
     Other                                                                (17,098)         (38,000)
                                                                      -----------      -----------
     Net cash provided by investing activities                        $ 5,723,204      $   819,667
                                                                      -----------      -----------

Cash flows from financing activities:
     Proceeds from long-term borrowing                                $    20,201      $   812,992
     Principal payments on long-term debt                              (3,388,967)      (3,409,244)
     Net change in short-term borrowings                                 (595,000)         415,000
     Payments received on stock subscription in the form of a
       note and related interest receivable                                59,495           59,495
                                                                      -----------      -----------
     Net cash (used in) financing activities                          $(3,904,271)     $(2,121,757)
                                                                      -----------      -----------

           Net increase (decrease) in cash                            $ 3,733,919      $  (370,405)
Cash:
     Beginning                                                            120,572          520,438
                                                                      -----------      -----------

     Ending                                                           $ 3,854,491      $   150,033
                                                                      ===========      ===========

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   Nine Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                                                   1997          1996
                                                                                ----------     --------
Supplemental disclosures of cash flow information:
     Cash payments for: Interest                                                $  388,849     $573,562
                                                                                ==========     ========


       Income taxes                                                             $  545,000     $105,000
                                                                                ==========     ========


Supplemental schedule of noncash investing and financing activities:

       Cancellation of treasury stock                                           $  317,602
                                                                                ==========

       Property and equipment acquired by incurring account payable             $   20,549
                                                                                ==========

       Note receivable equal to the book value of video lottery assets that were exchanged for casino assets
         subsequent to June 30, 1997                                            $1,593,133
                                                                                ==========

       Property and equipment acquired by issuance of long-term debt                           $  190,000
                                                                                               ==========

       Property and equipment acquired by incurring accounts payable                           $   17,556
                                                                                               ==========

       Investment in unconsolidated affiliate acquired in exchange for
         notes receivable and accrued interest                                                 $  192,287
                                                                                               ==========



The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (unaudited)


(1)      Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority- owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended September 30, 1996 included in the Company's 1996 Annual Report on Form 10-KSB.

(2)      Asset Exchange Agreement

         On, June 12, 1997, the Company entered into an Asset Exchange Agreement (the "Agreement") with North Star Casino Limited Liability Company ("North Star"), Concorde Gaming of South Dakota, Inc., Midwest Gaming, Inc. and Concorde Cripple Creek, Inc. The Agreement provided for the exchange of substantially all of the assets related to North Star's business of owning and operating the Golden Gates Casino in Black Hawk, Colorado (the "Casino Assets"), for the Company's assets used in its South Dakota video lottery route business (the "Video Lottery Assets"), $870,000 in cash, subject to adjustment, the assumption of $380,000 in liabilities and the issuance of 1,743,333 shares of common stock to North Star.

         The transfer of the Video Lottery Assets was completed on June 16, 1997. The Agreement provided that the Casino Assets would be transferred upon the receipt by the Company of a license to operate the Golden Gates Casino. At the time of the transfer of the Video Lottery Assets, North Star executed a promissory note in favor of the Company in the principal amount of $1.6 million due December 31, 1997, payable in the event the gaming license was not received by September 1, 1997. As of June 30, 1997, the gaming license had not been received and as a result the book value of the Video Lottery Assets is reflected as a note receivable at June 30, 1997.

         Subsequent to June 30, 1997, the Company received the gaming license and effective July 21, 1997, the Casino Assets were transferred to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement, or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

         The management agreement ("Management Agreement") between Bruce H. Lien Company ("BHLC"), a wholly owned subsidiary of the Company, and the Three Affiliated Tribes ("TAT") relating to the 4 Bears Casino & Lodge (the "Casino") was terminated upon the closing of a settlement agreement (the "Settlement Agreement") effective February 13, 1997. In addition, on June 16, 1997, the Company transferred its Video Lottery Assets to North Star. As a result of these two transactions, the Company will not receive any future revenues from the Casino or the Video Lottery Assets.

RESULTS OF OPERATIONS

Three Months ended June 30, 1997 Compared to Three Months ended June 30, 1996

         Revenues. Total revenues decreased 35.5% to $1,810,168 for the three months ended June 30, 1997, compared to $2,807,586 for the three months ended June 30, 1996 as a result of decreases in revenues from the Management Agreement and video lottery operations. As a result of the closing of the Settlement Agreement the Company did not record any revenues from the Management Agreement for the three months ended June 30, 1997, compared to $467,047 for the three months ended June 30, 1996. Video lottery revenues decreased 20.1% to $1,795,371 for the three months ended June 30, 1997, compared to $2,247,368 for the three months ended June

30, 1996, due primarily to the transfer of the Video Lottery Assets to North Star on June 16, 1997.

         Costs and expenses. Total costs and expenses decreased 24.6% to $1,969,241 for the three months ended June 30, 1997, compared to $2,611,581 for the three months ended June 30, 1996 as a result of decreases in video lottery state share, video lottery location share, compensation expenses, depreciation and amortization and operating expenses as a result of the Settlement Agreement and the transfer of the Video Lottery Assets.

         Other Income and Expense. Interest expense and financing costs decreased 91.1% to $16,059 for the three months ended June 30, 1997, compared to $181,551 for the three months ended June 30, 1996, a result of the Company having reduced its notes payable to $555,828 as of June 30, 1997, compared to $5,608,462 at June 30, 1996. Interest income decreased 67.1% to $62,157 for the three months ended June 30, 1997, compared to $189,068 for the three months ended June 30, 1996, due primarily to the retirement of the interest bearing receivable relating to the Casino.

         Federal and State Income Taxes. The Company has recorded a Federal and State income tax benefit of $27,400 for the three months ended June 30, 1997, compared to income tax expense of $74,100 for the three months ended June 30, 1996. The Company records income tax expense using the estimated effective tax rate for the fiscal year. The Company records an income tax benefit using the estimated effective rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income, or is available for carry back to previous years.

Nine Months ended June 30, 1997 Compared to Nine Months ended June 30, 1996

         Revenues. Total revenues decreased 30.0% to $5,881,377 for the nine months ended June 30, 1997, compared to $8,410,711 for the nine months ended June 30, 1996 as a result of decreases in revenues from the Management Agreement and video lottery operations. Revenues from the Management Agreement decreased to $208,371 for the nine months ended June 30, 1997, compared to $1,381,600 for the nine months ended June 30, 1996 due to the closing of the Settlement Agreement in February 1997 and the decreased profitability of the Casino due to extreme winter weather in the North Dakota area. Video lottery revenues decreased 18.3% to $5,632,308 for the nine months ended June 30, 1997, compared to $6,891,024 for the nine months ended June 30, 1996 due to decreases in the average number of machines placed in locations, a decrease in the average revenue generated by each video lottery machine, and the transfer of the Video Lottery Assets to North Star on June 16, 1997.

         Costs and expenses. Total costs and expenses decreased 17.0% to $6,483,779 for the nine months ended June 30, 1997, compared to $7,813,948 for the nine months ended June 30, 1996 as a result of decreases in video lottery state share, video lottery location share, compensation expenses, depreciation and amortization and operating expenses as a result of the Settlement Agreement and the transfer of the Video Lottery Assets.

         Other Income and Expense. Interest expense and financing costs decreased 58.6% to $259,775 for the nine months ended June 30, 1997, compared to $627,865 for the nine months ended June 30, 1996, a result of the Company having reduced its notes payable to $555,828 as of June 30, 1997, compared to $5,608,462 at June 30, 1996. Interest income decreased 80.4% to $94,706 for the nine months ended June 30, 1997, compared to $482,429 for the nine months ended June 30, 1996 as the Company did not record any interest income on the amounts due from TAT since September 30, 1996 in accordance with the terms of the Settlement Agreement and due to the retirement of the interest bearing receivable from the Casino.

         Federal and State Income Taxes. The Company recorded Federal and State income taxes of $741,700 for the nine months ended June 30, 1997, compared to $161,900 for the nine months ended June 30, 1996. The Company records income tax expense using the estimated effective tax rate for the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $3,854,491 at June 30, 1997, compared to $120,572 at September 30, 1996, an increase of $3,733,919. The increase was the result of the cash received from the closing of the Settlement Agreement after reduction of substantially all the Company's notes payable. During the nine months ended June 30, 1997, the Company generated $1,914,986 of cash flow from operating activities, compared to $931,685 during the nine months ended June 30, 1996. The increase in cash flow from operating activities is due primarily to the proceeds received in connection with the closing of the Settlement Agreement.

         Investing activities provided cash of $5,723,204 during the nine months ended June 30, 1997, compared to $819,667 during the nine months ended June 30, 1996. Principal payments on long-term receivables, which primarily represent payments made in connection with the Settlement Agreement, provided cash of $5,766,985 during the nine months ended June 30, 1997, compared to $1,466,608 during the nine months ended June 30, 1996. Purchases of property and equipment used cash of $45,525 during the nine months ended June 30, 1997, compared to $391,420 during the nine months ended June 30, 1996.

         Financing activities used cash of $3,904,271 during the nine months ended June 30, 1997, compared to $2,121,757 during the nine months ended June 30, 1996. Principal payments on long-term debt used cash of $3,388,967 during the nine months ended June 30, 1997, compared to $3,409,244 during the nine months ended June 30, 1996. Proceeds from long-term borrowing provided $20,201 of cash flow during the nine months ended June 30, 1997, compared to $812,992 during the nine months ended June 30, 1996. The Company reduced its short-term borrowings by $595,000 during the nine months ended June 30, 1997, compared to an increase in short-term borrowings of $415,000 during the nine months ended June 30, 1996.

FUTURE OPERATIONS

         Currently the Company has $3.8 million in cash and has substantially reduced its liabilities. Management anticipates that cash on hand and cash flow from the Golden Gates Casino will be sufficient to meet its current operating requirements. However, as a result of the Settlement Agreement and the completion of the transactions contemplated by the Asset Exchange Agreement, the Company's only revenues are from the operation of the Golden Gates Casino and two video lottery casinos in South Dakota that were not included in the North Star transaction. The Company anticipates that the revenues and cash flow from the Golden Gates Casino during the up coming winter months may not be sufficient to cover the operating requirements of the Company.

         The Company intends to actively pursue strategic acquisitions or alliances in the gaming industry in the future. There is no assurance that the Company will be successful in such an acquisition or expansion, be able to obtain additional financing, or that increased profitability and cash flow would result. The Company anticipates incurring additional expenses in order to investigate future business opportunities.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Shareholders of the Company was held on June 20, 1997 for the purpose of electing directors, approving an amendment to the Company's Amended and Restated Articles of Incorporation and to ratify the appointment of the Company's independent auditors. The following sets forth each of the proposals and the results of the meeting:

         1.      Proposal to elect three directors to the Board of Directors.


                                                   Shares Voted         Shares Voted          Shares Voted
                                                       For                 Against              Abstained
                        Bruce H. Lien               20,468,137             202,115                  0

                        Deanna B. Lien              20,468,137             202,115                  0

                        Jerry L. Baum               20,444,697             203,575                  0

         2. Proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to comply with the requirements of the Colorado Limited Gaming Act.

                       Shares Voted      Shares Voted          Shares Voted
                            For             Against              Abstained
                        20,444,697          20,375                176,400

         3. Proposal to ratify the Board of Directors' selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending September 30, 1997.


                       Shares Voted    Shares Voted           Shares Voted
                            For           Against               Abstained
                        20,662,812          0                     7,440

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

                 11.      Computation of Per Share Earnings

                 27.      Financial Data Schedule (for EDGAR purposes only)

b.       Reports on Form 8-K

         1. A Form 8-K/A dated February 13, 1997 was filed under Item 2 on April 29, 1997

         2. A Form 8-K dated June 16, 1997 was filed under Item 2.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CONCORDE GAMING CORPORATION



Date:  August 15, 1997                     By:     /s/ David L. Crabb
                                                   -----------------------
                                                   David L. Crabb,
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.      Description

    11           Computation of Per Share Earnings

    27           Financial Data Schedule (for EDGAR purposes only)