Form 10KSB40
period 1997-09-30
CONCORDE GAMING CORP
filed 1998-05-01
CIK 215503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File No.
September 30, 1997                                                       0-8698


                           CONCORDE GAMING CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)


        Colorado                                                 84-0716683
 ------------------------------                             ------------------
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

                            YES         NO    X
                                -----      -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for the most recent fiscal year. $6,675,772

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was $673,000. This calculation is based upon the average of the bid ($0.0625) and asked ($0.125) price of the voting stock on March 31, 1998.

     The number of shares issued of the issuer's $.01 par value common stock was 23,673,126 as of March 31, 1998.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

     Concorde Gaming Corporation (the "Company" or the "Registrant") owns and operates the Golden Gates Casino ("Casino"), a limited stakes casino in Black Hawk, Colorado, and has an 80% ownership interest in a joint venture in Miami, Florida, formed to build and operate an offshore gaming vessel from Bayfront Park, Miami, Florida. Prior to June 1997, the Company was primarily engaged in the operation of a video lottery route operation in South Dakota and prior to February 1997, the Company also managed the Four Bears Casino and Lodge (the "4 Bears Casino") in North Dakota. The Company was incorporated as a Colorado corporation on September 1, 1976.

CERTAIN RECENT DEVELOPMENTS

     MANAGEMENT AGREEMENT

     TAT Settlement Agreement. On September 27, 1996, Bruce H. Lien Company, a wholly-owned subsidiary of the Company ("BHL"), and the Three Affiliated Tribes ("TAT") entered into a settlement agreement (the "Settlement Agreement") to resolve disputes arising out of the management agreement (the "Management Agreement") between BHL and TAT, pursuant to which BHL managed the 4 Bears Casino. Pursuant to the terms of the Settlement Agreement, on February 13, 1997, TAT paid the Company $8.65 million in consideration for the termination of the Management Agreement. At the time of payment, the Company had $5,830,250 of notes receivable and unamortized intangibles related to the Management Agreement resulting in a net gain to the Company from the termination of the Management Agreement of $2,819,750.

     GOLDEN GATES CASINO

     North Star Asset Exchange Agreement. Pursuant to the terms of an Asset Exchange Agreement (the "Agreement") dated June 12, 1997 by and among North Star Casino Limited Liability Company ("North Star"), the Company and its wholly owned subsidiaries Midwest Gaming, Inc., Concorde Cripple Creek, Inc. and Concorde Gaming of South Dakota, Inc., the Company exchanged substantially all of the assets related to its video lottery route operations in South Dakota (the "Video Lottery Assets") for substantially all of North Star's assets used in its business of owning and operating the Casino (the "Casino Assets"). The transfer of the Video Lottery Assets was completed in June 1997 and the Casino Assets were transferred to the Company effective as of July 21, 1997. Additionally, the Company paid North Star approximately $480,000 in cash, assumed approximately $773,000 in liabilities related to the Casino Assets and issued 1,743,333 shares of the Company's common stock, $.01 par value ("Common Stock").

     Parking Garage Agreement. On October 22, 1997, the Company and Elevation E8000+, LLC ("E8000") entered into an agreement ("Parking Garage Agreement") with KMM Parking L.L.C., a Colorado limited liability company ("KMM") to subject certain property in Black Hawk, Colorado to a condominium regime. Pursuant to the Parking Garage Agreement, the parties will contribute parcels of land adjacent or near the Casino for construction of a 450 stall parking garage. Under the Parking Garage Agreement, KMM has 270 days from the date of the agreement to obtain all governmental approvals to construct the parking garage. If KMM is successful in obtaining all governmental approvals, it will then have 45 days to obtain a loan (the "Loan") for approximately $10,000,000, repayment of which will solely be its responsibility. Collateral for the Loan shall initially include the parties' contributed property, provided, that upon completion of the parking garage, only KMM's ownership interest in the parking garage may be used as collateral. Upon completion of the parking garage, the parties will enter into a condominium declaration whereby each party will receive a proportionate share of the parking spaces based on each party's contribution, provided however, the Company will own a minimum of 37 parking spaces. In addition, the Company will be required to lease E8000's parking spaces, which will be a minimum of 38.

     BAYFRONT VENTURES

     LEG Agreement. On August 5, 1997, the Company and Leo Equity Group, Inc. ("LEG"), a Florida corporation, entered into an agreement ("LEG Agreement") whereby LEG assigned to the Company all of its interest in Bayfront Ventures, a Florida joint venture ("Bayfront Ventures") formed for the purpose of constructing, owning, operating and managing an offshore gaming vessel from dockage at Bayfront Park in Miami, Florida (the "Project"). Pursuant to the LEG Agreement, the Company acquired all of LEG's right, title and interest in Bayfront Ventures for $650,000 plus payments equal to 2% of Bayfront Venture's "gaming win" per operating year for the first three years of operations (subject to a minimum of $175,000 and a maximum of $400,000). The Company owns an 80% undivided percentage interest in Bayfront Ventures and Goldcoast Entertainment Cruises, Inc. ("Goldcoast") owns the remaining 20%. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

     Bayfront Joint Venture Agreement. On August 27, 1997, the Company and Goldcoast entered into a joint venture agreement ("JV Agreement"). Pursuant to the JV Agreement, the Company is required to contribute up to $6,405,000 for the construction and other start-up costs of Bayfront Ventures related to the Project. At December 31, 1997 the Company had contributed approximately $3,000,000 to Bayfront Ventures. See "Management's Discussion and
Analysis--Liquidity and Capital Resources."

     Use Agreement. On June 25, 1997, Bayfront Ventures entered into a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement grants Bayfront Ventures the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term ("Use Initial Term") of the Use Agreement is for five years commencing September 1, 1997 with the option to extend for one additional five year term ("Extension Term"). Bayfront shall have a right of first refusal to extend the Extension Term, if exercised, for one additional five year term provided the Trust in its sole discretion has determined to permit the continued use of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement caused by Bayfront Ventures. The Use Agreement provides that Bayfront Ventures shall pay the Trust annual fees during the Use Initial Term as follows: $400,000 in year one, $450,000 in years 2 and 3, and $475,000 in years 4 and 5. In addition, the Company has provided a $900,000 irrevocable letter of credit (the "Letter of Credit") on behalf of Bayfront Ventures for the benefit of the Trust to secure the payment of the annual fees for the second and third years of the Use Initial Term. The Company is also required to provide a letter of credit throughout the term of the Use Agreement, in an amount equal to the next two years' annual fees. The Use Agreement was amended on August 29, 1997 ("Addendum"), to extend the commencement date of the Use Initial Term from September 1, 1997 to October 1, 1997. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

     Vessel Construction Agreement. On August 26, 1997, Bayfront Ventures entered into a vessel construction agreement ("Vessel Construction Agreement") with Keith Marine, Inc. ("Keith Marine"). Pursuant to the Vessel Construction Agreement, Keith Marine has agreed to build, launch, and deliver on or before April 30, 1998 one diesel-powered casino vessel having overall dimensions of 200 feet by 40 feet for the purchase price of $6,000,000. The purchase price is required to be paid in installments upon Keith Marine's presentment of invoices and stage completion certificate(s). See "Management's Discussion and Analysis--Liquidity and Capital Resources."

LEXINGTON DEVELOPMENT AGREEMENT EXTENSION

     On September 26, 1995, Concorde Gaming of Missouri, Inc., a wholly-owned subsidiary of the Company, and the Company entered into a two-year development agreement (the "Development Agreement") with the City of Lexington, Missouri ("Lexington") whereby the Company agrees to develop and operate a riverboat gaming facility within the corporate limits of Lexington, contingent upon licensing. The Development Agreement expired on January 24, 1998. The Company seeks further discussions with the City of Lexington to explore the benefits of a smaller project. At September 30, 1997, the Company has charged off approximately $271,000 worth of development costs related to this project.

COLORADO OPERATIONS

SERVICE AND MARKETS

     The Casino is located on Main Street in Black Hawk, Colorado directly across from the Richman Street bridge, which is expected to become the primary access onto Main Street from U.S. Highway 119. The Casino offers 3 blackjack tables, 1 poker table, and 211 slot machines on 7,000 square feet of gaming floor space. The Casino also provides a 50-seat restaurant and a full service liquor bar. The Casino furnishes nightly valet parking for its gaming patrons in the Casino's adjacent parking lot.

     The Casino's gaming revenues currently depend primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents. A decline in the Denver economy, a decline in the Black Hawk gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

COMPETITION

     Colorado law permits limited stakes casino gaming ($5.00 or less per wager) in three historic mining towns, Black Hawk and Central City, adjacent towns located approximately 40 miles west of Denver, and Cripple Creek, approximately 90 miles south of Denver. Black Hawk and Central City form the primary gaming market in Colorado, and competition is intense. The Company believes that the primary competition for the Casino are other casinos operating in Black Hawk and Central City, of which there were approximately 31 as of September 30, 1997, and, secondarily, casinos operating in Cripple Creek of which there were approximately 21 as of September 30, 1997. More experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, including Harvey's, Casino America, Anchor Gaming, Fitzgerald's, and the Riviera, many of which have substantially greater financial and marketing resources than the Company. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities to continue to increase.

     The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of amenities, name recognition, and overall atmosphere.

     Various published reports detailing additional gaming projects have been announced for Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first major intersection off State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk and Central City from the Denver metropolitan area. However, the construction of a third major intersection off State Highway 119 in between the two current intersections, called the Richman Street Bridge, now provides a third access to Main Street. This intersection will provide additional access to the Casino.

     While it is difficult to assess the development and timing of competing projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the new competition may be completed and open to the public by mid-1998. Therefore, should any of the announced competitive projects open, the increased competition may adversely affect the Company's operations and proposed operations and, accordingly, may have a material adverse effect on the Company's results of operations, financial position and cash flows.

     Several lobbying groups placed initiatives for additional Colorado limited stakes gaming venues, including Denver, on the November 1992 statewide ballot. Each of these initiatives was defeated by a wide margin. Similar initiatives, legislation or regulations could be introduced in the future. The enactment of any initiative, legislation or regulations legalizing gaming elsewhere in Colorado could, and if such legalized gaming was closer to Denver would, have a material adverse effect on the Company's results of operations, financial position and cash flows.

     In addition to competing with other gaming facilities in Colorado as described above, the Company competes, to a lesser degree, for customers with gaming facilities nationwide, including casinos in Nevada and Atlantic City, many of which have substantially greater financial resources and experience in the gaming business. The Company also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming and pari-mutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions. Although the Company's focus is the Colorado gaming market, it is considering gaming ventures in other locations that the Company believes present favorable opportunities, and may pursue certain of such opportunities if its resources allow it to do so. However, its ability to capitalize on such opportunities is expected to be limited due to competition for such opportunities from more experienced and financially stronger entities.

LEGISLATIVE ISSUES

     The legalization of gaming in or near any area from which the Casino draws its customers would have a material adverse effect on the Casino's business. Additionally, the legalization of various types of gaming, such as video lottery terminals, in existing venues such as airports, race tracks or drinking establishments, would have a material adverse effect on the Casino's business. Colorado law requires statewide voter approval for any expansion of limited gaming into additional locations and, depending on the authorization approved by the statewide vote, requires, in addition, voter approval from the locality in question.

     In 1994, Colorado voters refused by a margin of 93% to 7% to permit gaming in Manitou Springs (located near Colorado Springs and Cripple Creek) or slot machines in airports. On November 5, 1996, Colorado voters defeated by a margin of 69% to 31% a proposal to allow gaming in Trinidad, located on the New Mexico border. In 1997, the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals in dog and horse race tracks under certain terms and conditions. Several cities within Colorado have active citizen's lobbies that were able to place gaming initiatives on recent statewide ballots. Although these initiatives have failed, new initiatives could be introduced on future statewide ballots to allow expansion of gaming in Colorado or prohibit gaming in the Black Hawk market. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting business in the Black Hawk market. Additionally, there can be no assurance against future legislation that would impose additional restrictions or prohibitions on, or assess additional fees with respect to, the Company's business.

     In August 1996, President Clinton signed a bill creating the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provides that, not later than two years after the enactment of such legislation, the commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business or results of operations.

     Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could have a material adverse effect on the Company's financial condition or results of operations.

COLORADO GAMING REGULATIONS

     Under Colorado law and regulations (the "Colorado Regulations"), the ownership and operation of casino facilities in Colorado are subject to strict and extensive regulation by the Colorado Division of Gaming, which is supervised by the five-member Colorado Limited Gaming Control Commission (the "Gaming Commission").

     The Gaming Commission requires various licenses, findings of suitability, registrations, permits and approvals to be held by the Company and its subsidiaries. The Gaming Commission may, among other things, limit, condition, suspend or revoke a license to operate for any cause deemed reasonable. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against the Company, the Company's subsidiaries and the persons involved. In addition, the actions of persons associated with the Company and its management employees, over which the Company may have no control, could jeopardize any licenses held by the Company in Colorado. The suspension or revocation of any of the Company's licenses or the levy on the Company of substantial fines or forfeiture of assets would have a material adverse effect on the Company.

     To date, the Company has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Casino. However, gaming licenses and related approvals are deemed to be privileges under Colorado law, and no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing ones will not be revoked. The current license for the Casino expires in July 1998. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that the Company can successfully renew its licenses in a timely manner or at all.

     Under the Colorado Regulations, no person can have an "interest" in more than three gaming retailer/operator licenses. The Company currently has one license. Accordingly, any expansion opportunities that the Company may have in Colorado may be limited.

     Under Colorado Regulations, the definition of an "interest" in a gaming license excludes ownership of less than 5% of the "publicly traded" company such as the Company. To enable the Company to comply with the Colorado Regulations and secure and maintain the business and other regulatory approvals necessary for operating a gaming-related business in Colorado, the Company's Articles of Incorporation provided that the Company may not issue voting securities except in compliance with the rules of any gaming authority. The Company's Articles of Incorporation also provide that all transfers of its voting securities must be in compliance with applicable gaming authority rules and if any gaming authority issues an order disqualifying a person from owning shares of Common Stock, the Company may redeem the stock of the disqualified holder unless the Common Stock is transferred to a person found by the Gaming Commission to be suitable within 60 days from the finding of unsuitability.

LIQUOR REGULATION

     The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies (the "Liquor Agencies"). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of the Company must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are subject to renewal, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action could, and any failure to renew or other revocation of any of its liquor licenses would, have a material adverse effect upon the operations of the Company and the Casino.

TAXATION

     The Company's operations are subject to taxes imposed upon gaming operators by the Gaming Commission and the municipality of Black Hawk. Taxes currently levied on the Company's operations include taxes on adjusted gross proceeds ("AGP" defined by Colorado law as amount wagered minus the total amount paid out in prizes) and annual gaming device fees. Such taxes and fees are subject to revision from time to time. Effective October 1 of each year the Colorado Gaming Commission establishes the tax rates for the following 12 months. The tax rates in effect for the 12 months beginning October 1, 1997 have not changed from the tax rates established on October 1, 1996. The tax rates are 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million, 14% from $4.0 million to $5.0 million, 18% from $5.0 million to $10.0 million, and 20% of amounts in excess of $10.0 million of AGP. Under the

Colorado Constitution, the Colorado Commission is authorized to increase the gaming tax rate to as much as 40%. There can be no assurance that the taxes or fees applicable to the Company will not be increased in the future, either by the Colorado electorate, legislation, or action by the Gaming Commission resulting in an adverse effect on the Company's operations.

     In addition, a "device fee" is required for each gaming device (i.e. each gaming machine and gaming table). The State of Colorado currently imposes an annual fee of $75 per device and Black Hawk currently imposes annual fees per device of $750. Black Hawk also imposes liquor licensing fees, restaurant fees and other fees that are imposed per device. Significant increases in the applicable taxes or fees, or the imposition of new taxes or fees, could have an adverse effect on the Company, and it is not unreasonable to expect that such taxes or fees could be increased or imposed.

LEGISLATIVE ISSUES - FLORIDA

     In the past two years, various legislation has been proposed in Florida that would impact the "cruise to nowhere industry". The proposed legislation included the imposition of a boarding tax to an outright ban on the industry. Although none of the proposed legislation passed, there can be no assurance that there will not be additional attempts to tax and/or ban the industry.

     On July 3, 1997 the State of Florida filed a complaint in St. Johns County, Florida, alleging that a 1931 state law prohibits the possession and use of slot machines by U.S. registered gaming vessels that only dock in intrastate territorial waters and seeking a temporary injunction. On July 22, 1997, the court denied the State of Florida's motion for a temporary injunction. If the State of Florida were to prevail in the litigation it could have a material adverse effect upon the Company.

EMPLOYEES

     As of September 30, 1997, the Company employed 65 employees on a full-time basis and 18 employees on a part-time basis. None of the Company's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota under a lease that expires September 30, 1998 from BHL Capital (defined below). See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The Company leases dock space from the Trust. The lease is for five years commencing October 1997 with one option to renew the lease for five years. The Company has the first right of refusal to extend the lease for an additional five years if the Trust decides to continue the use of the docks for gaming vessels.

     Effective July 21, 1997, the Company and E8000 entered into a lease for the Casino ("Casino Lease"). The Casino Lease has an initial term (the "Initial Term") of five years and has two 5-year options to renew. The base rent is $15,000 per month during the first year of the Initial Term and increases to $16,000 per month during the second year and $17,000 per month for the remainder of the Initial Term. In addition to the base rent, the Company is required to pay E8000 additional rent ("Percentage Rent") equal to a percentage of the Casino's adjusted net gaming revenue ("ANGR"). The Percentage Rent shall be payable monthly based on annual ANGR as follows: 2% of the first $2,000,000 ANGR; plus 4% of the second $2,000,000 ANGR; plus 6% of the third $2,000,000 ANGR; plus 8% of the ANGR in excess of $6,000,000. During the third, fourth and fifth lease years of the Initial Term, the Company has the option to purchase the Casino and E8000's 50% interest in two adjacent properties (which includes the Parking Lot) for the following respective exercise prices: $5,800,000; $5,974,000; and $6,153,220.

     The Company and E8000 have entered into a parking lot lease ("Parking Lot Lease") whereby the Company agreed to lease from E8000 its 50% interest in property ("Parking Lot") adjacent to the Casino. The Company owns the other 50% interest in the Parking Lot. The Parking Lot Lease has an initial term of five
(5) years and the Company has two 5-year options to renew. The lease rate is $6,200 per month during the initial term; $6,510 per month during the first option term and $6,835 per month during the second option term.

     The Company owns real property and a building located in North Sioux City, South Dakota. The building has approximately 4,000 square feet of floor space and houses two video lottery casinos operated by the Company. The Company leases the remainder of the building, approximately 1,400 square feet, to a fast food franchise.

     The Company believes that its facilities and equipment are well maintained and in good operating condition and will satisfy its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

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

                                            High Bid    Low Bid
                                            --------    -------
iscal Year ended September 30, 1997

   First Quarter                             $  0.20     $0.0625

   Second Quarter                               0.25      0.0625

   Third Quarter                                0.25       0.125

   Fourth Quarter                             0.1875       0.125


Fiscal Year ended September 30, 1996

   First Quarter                               0.375       0.125

   Second Quarter                               0.25       0.125

   Third Quarter                               0.375        0.25

   Fourth Quarter                              0.375      0.0625

     As of December 31, 1997, there were approximately 320 holders of record of Common Stock.

DIVIDENDS

     The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is restricted by the Company's loan agreements with a bank.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

     The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact the Company's operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in the Company's operations. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

INTRODUCTION

     The Management Agreement between BHL and TAT relating to the 4 Bears Casino was terminated upon the closing of the Settlement Agreement effective February 13, 1997. In addition, on June 16, 1997 the Company transferred its Video Lottery Assets to North Star and subsequently received the Casino Assets on July 21, 1997. As a result of these transactions, the Company will not receive any future revenues from 4 Bears Casino or the Video Lottery Assets, and currently the Casino is the Company's sole source of revenues.

RESULTS OF OPERATIONS

     Year Ended September 30, 1997 ("Fiscal 1997") Compared to Year Ended September 30, 1996 ("Fiscal 1996")

     Revenues. Total revenues decreased 40.6% to $6,675,772 for Fiscal 1997, compared to $11,242,586 for Fiscal 1996 primarily as a result of the termination of the Management Agreement in February 1997 and the transfer of the Video Lottery Assets to North Star in June 1997. Revenues from the Management Agreement decreased 89.9% to $208,371 for Fiscal

1997, compared to $2,064,649 for Fiscal 1996 and video lottery revenues decreased 36.5% to $5,705,609 for Fiscal 1997, compared to $8,985,467 for Fiscal 1996. The Casino, acquired in July 1997, generated gaming revenues of $666,103 and other revenues, primarily food and beverage, of $44,125 in Fiscal 1997.

     Costs and Expenses. Total costs and expenses decreased 23.6% to $7,865,803 for Fiscal 1997, compared to $10,290,570 for Fiscal 1996, primarily due to the transfer of the Video Lottery Assets to North Star in June 1997. Due to the decrease in video lottery revenues, video lottery state share decreased 36.5% to $2,839,666 for Fiscal 1997, compared to $4,471,432 for Fiscal 1996 and video lottery location share decreased 35.5% to $1,864,750 for Fiscal 1997, compared to $2,891,852 in Fiscal 1996. Compensation expenses increased 7.7% to $1,056,948 for Fiscal 1997, compared to $981,536 for Fiscal 1996. Operating expenses decreased 17.2% to $1,022,741 for Fiscal 1997, compared to $1,234,633 for Fiscal 1996.

     Other Income and Expense. Interest expense and financing costs decreased 64.3% to $283,741 for Fiscal 1997, compared to $794,054 for Fiscal 1996. This is primarily a result of the Company using the proceeds from the Settlement Agreement to reduce its notes payable to $1,046,723 at September 30, 1997, compared to $4,534,755 at September 30, 1996. Interest income decreased 80.5% to $133,382 for Fiscal 1997, compared to $683,444 for Fiscal 1996, due primarily to the retirement of the interest bearing receivable related to the Management Agreement.

     Federal and State Income Taxes. The Company recorded Federal and State income tax expense of $619,000 for Fiscal 1997, compared to $339,000 for Fiscal 1996, an increase of $280,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1,073,910 at September 30, 1997, compared to $120,572 at September 30, 1996, an increase of $953,338. The Company had restricted cash of $288,894 at September 30, 1997 in accordance with an agreement with one of the Company's lenders, which was terminated in March 1998. The increase in cash reflects the proceeds from the Settlement Agreement. The $8.65 million in proceeds from the Settlement Agreement were used primarily for (i) payment of approximately $4.1 million of notes and accounts payable,
(ii) payment of $0.5 million in income taxes, (iii) $0.5 million for the acquisition of the Casino, and (iv) $1.6 million for the acquisition of, and expenditures related to, the Project.

     During Fiscal 1997, the Company used cash flows from operating activities of $1,439,127, compared to generating cash flow of $1,468,814 in Fiscal 1996. The decrease in cash flow is primarily attributed to decreased operating income. In addition, the classification of the proceeds from the Settlement Agreement as cash provided by investing activities adversely impacted the Company's cash provided by operations.

     Investing Activities. Investing activities provided cash of $6,368,057 in Fiscal 1997 compared to $1,306,952 in Fiscal 1996. Principal payments received on long-term receivables, primarily related to the Management Agreement, provided cash of $5,766,985 in Fiscal 1997 compared to $1,902,787 in Fiscal 1996. The Company received additional proceeds of $2,851,061 from the closing of the Settlement Agreement. The Company used $1,791,250 in Fiscal 1997 for the acquisition of property and equipment, intangibles and the acquisition of the Casino, compared with $484,854 in Fiscal 1996 for similar capital expenditures.

     Financing Activities. Financing activities used cash of $3,975,592 in Fiscal 1997, compared to $3,175,632 in Fiscal 1996. Principal payments on long-term debt used cash of $3,480,119 in Fiscal 1997, compared to $4,647,951 in Fiscal 1996. The Company reduced its short-term borrowings by $595,000 in Fiscal 1997, compared to cash provided by short-term borrowings of $580,000 in Fiscal 1996.

     Bank Financing. In June 1996, the Company, and one of its subsidiaries entered into a loan agreement (the "Loan Agreement") with a bank, which provides for a revolving note and term notes. The revolving note provides for advances to the Company of up to $500,000, with interest paid monthly at a rate equal to the bank's prime rate plus 2%. The revolving note was paid in full in February 1997 and expired in June 1997. The term note in the principal amount of $800,000 requires monthly payments of $22,222 commencing July 31, 1996 plus interest at a rate equal to the bank's prime rate plus 2%, with the balance of the term note due on June 30, 1998. In February 1997, the term note was modified to change the interest rate to the bank's prime rate. The term note was originally secured by substantially all of the Company's video lottery machines and the personal guaranty of Mr. Lien. Upon the transfer of the Video Lottery Assets to North Star in June 1997, the video lottery assets were released as security in exchange for the Company agreeing to maintain at least $288,894 of cash on account with the bank. Cash of $288,894 is recorded as restricted in the accompanying financial statements.

RELATED PARTY FINANCING

     From November 1997 through February 1998, the Company borrowed $1,440,000 from Mr. Bruce Lien, the majority shareholder of the Company, and BHL Capital Corporation ("BHL Capital"), a company controlled by Mr. Lien in order to meet its obligations under the JV Agreement and for working capital. The amounts were borrowed pursuant to promissory notes that are due on demand and bear interest at 18%. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay the bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which requires monthly payments of $8,500 plus accrued interest at 12% per annum, with the balance due on February 28, 1999. The Company was required to pledge all assets of the Golden Gates Casino to Mr. Lien's bank. In April 1998, Mr. Lien signed a commitment letter whereby he has agreed to provide additional working capital to the Company in an amount not to exceed $500,000 (the "Working Capital Line of Credit"), the terms of which will be negotiated in the event advances are made under the Working Capital Line of Credit.

     Obligations to Bayfront Ventures.

     The JV Agreement requires a minimum capital contribution of $6,405,000 (the "Capital Contribution") from the Company. At December 31, 1997, the Company had contributed approximately $3,000,000 to Bayfront Ventures. Although Bayfront Ventures has obtained financing for the vessel (as described below), its ability to purchase operational equipment, fund start up costs and meet other working capital requirements are contingent upon the Company making its Capital Contribution.

     On January 16, 1998, Goldcoast notified the Company that the Company was in default of its obligation to timely provide its minimum capital contributions pursuant to the JV Agreement. On March 20, 1998, the Company and Goldcoast entered into an agreement whereby Goldcoast waived any and all defaults of the Company under the JV Agreement (the "Waiver Agreement"). As consideration for such waiver, the Company agreed to waive the repayment of advances made to Goldcoast since the commencement of the Project, except for $150,000 in advances which will only be waived in the event the Company's annualized rate of return in Bayfront Ventures is 33% or greater over the Project's first three years of operation. The Waiver Agreement also provides that within 30 days the Company must provide Goldcoast with evidence that the Company has the ability to make its Capital Contribution.

     On April 20, 1998 the Company entered into an agreement with Bruce H. Lien, whereby Mr. Lien has agreed to provide the Company with a line of credit in the amount of $3,000,000 (the "Project Line of Credit"), which may be used by the Company to fund the Capital Contribution. Advances under the Project Line of Credit will bear interest at a rate of 18% per annum, which interest shall accrue until the Option Expiration Date (defined below), and principal and interest shall be payable over three years beginning on the Option Expiration Date. In consideration of the Project Line of Credit, the Working Capital Line of Credit and the guaranty by Mr. Lien under the Line of Credit (defined below), pursuant to an Option Agreement dated April 20, 1998 (the "Option Agreement") the Company granted Mr. Lien an option (the "Option") to purchase all or a portion of the Company's interest in Bayfront Ventures. The Option may be exercised by Mr. Lien at any time on or prior to the date one year from the date of grant ("Option Exercise Date"). The exercise price shall be equal to the Capital Contribution plus accrued interest under the Project Line of Credit, less any advances made under the Project Line of Credit, each as of the date of exercise. In addition Mr. Lien shall be required to assume all of the Company's obligations related to Bayfront Ventures, including, but not limited to the Use Agreement, the LEG Agreement, the JV Agreement and all financing agreements in connection therewith.

     In accordance with the Use Agreement in November, 1997, the Company provided the Trust with a Letter of Credit in the principal amount of $900,000 to secure payment of the annual fees for the second and third years of the Use Agreement. The Letter of Credit is secured by a $150,000 certificate of deposit pledged by the Company, the personal guaranty of Mr. Lien and a mortgage on certain real estate owned by BHL Capital. The Company is required to pay BHL Capital a fee of $350 per day for so long as the real estate is collateral for the Letter of Credit. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     In March 1998 Bayfront Ventures obtained a line of credit of up to $5.0 million (the "Line of Credit") in order to complete the construction of the Vessel. The Line of Credit bears interest at an adjustable rate equal to 3.75% per annum above the prime rate, as published in the Wall Street Journal (currently 12.25%). The Line of Credit will be secured by, among other things, a First Preferred Ship Mortgage on the Vessel and the guaranties of Mr. Lien, Mrs. Lien, the Company, Goldcoast and certain other individuals (the "Guarantors"). The Line of Credit is due and payable upon the initial funding of the Permanent Financing (defined below).

     In March 1998, Bayfront Ventures also received a commitment for permanent financing (the "Permanent Financing"), which will replace the Line of Credit after the Vessel construction has been completed. The Permanent Financing will be the lower of, $5,200,000, or 70% of the lesser of the cost of the Vessel, or its estimated fair market value at the time of delivery. The Permanent Financing will be evidenced by a promissory note payable in fifty-nine (59) equal payments calculated on a eight (8) year amortization, along with accrued interest, with a final balloon payment equal to the outstanding principal and interest at maturity. The interest rate will be fixed at the five-year U.S. Treasury Note Rate plus 4%. The Permanent Financing will be secured by, among other things, a First Preferred Ship Mortgage on the Vessel, a first priority security interest in the Vessel's gear, equipment and property, excluding gaming equipment. The Permanent Financing will also be guarantied by the Guarantors.

FUTURE OPERATIONS

     As of December 31, 1997, the Company's cash flow from operations was not sufficient to meet the Company's current working capital requirements. However, due to increased cash flow from the Casino combined with vessel financing commitments and the financing commitment from Mr. Lien, the Company believes it will have sufficient cash flow to meet such requirements.

FLUCTUATING MARKET

     Due to the rapid growth of the Colorado gaming market, changes in the number of facilities operating and their individual layouts, the seasonality of the business and the local attributes of each Colorado gaming market, revenue results have varied, and likely will vary, significantly between the various Colorado gaming markets and between properties within those markets. As the Black Hawk market expands, both in terms of gaming device capacity and market share, the Central City market tends to contract. The majority of new projects are focused in Black Hawk, accordingly, the Company expects revenue per gaming device in Black Hawk may decline over the foreseeable future.

DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES

     The operation of the Casino requires qualified managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. The Company believes that a shortage of skilled labor which exists in the gaming industry will make it increasingly difficult and expensive to attract and retain qualified employees. Increasing competition in the Black Hawk market may lead to higher costs in order to retain and attract qualified employees. The Company may incur higher labor costs to attract qualified employees from existing gaming facilities. While the Company believes that it will be able to attract and retain qualified employees, there can be no assurance that the Company will be able to do so.

SEASONALITY AND INCLEMENT WEATHER

     Because the Casino is located in the Rocky Mountains, it is subject to sudden and severe winter storms. Access to Black Hawk, which is located ten miles from Interstate 70, is made via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, which reduces the number of patrons traveling to Black Hawk and, accordingly, negatively affects the Company's operating results during these periods. In addition, bad weather can result in a loss of services to the Casino which also negatively affects the Company's operating results. As a result, the Casino's business tends to be seasonal, with the highest level of activity occurring during the summer months.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statement schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and their ages are as follows:

         Name                          Age               Position
         ----                          ---               --------

Brustuen "Bruce" H. Lien(1)(2)(3)      71     Chairman of the Board of Directors

Jerry L. Baum(2)                       48     President, Chief Executive Officer, Chief Operating
                                              Officer and Director

Deanna B. Lien(1)(2)(3)                54     Director

David L. Crabb                         40     Chief Financial Officer and Treasurer

George J. Nelson                       36    Vice President, Corporate Counsel and Secretary


---------------
(1) Member of the Compensation Committee.
(2) Member of the Executive Committee.
(3) Member of the Stock Option Committee.

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

     Brustuen "Bruce" H. Lien. Chairman of the Board of Directors since August 10, 1990. Mr. Lien has previously served as Chief Executive Officer and President of the Company. Mr. Lien is also a principal and director of Pete Lien & Sons, Inc., a private company that is a regional leader in the construction materials industry in the upper Midwest.

     Jerry L. Baum. Chief Executive Officer since March 1997, President since June 1995 and Chief Operating Officer since April 1995. Mr. Baum was appointed as a director in November 1995. From October 1, 1993 to February 1995, Mr. Baum served as Project Director of the 4 Bears Casino. Mr. Baum was Manager of Operations at the Royal River Casino, an Indian casino owned by the Flandreau Santee Sioux Tribe from March through October 1993. Prior to that, Mr. Baum was Director of Criminal Investigation for the State of South Dakota from February 1987 to 1991.

     Deanna B. Lien. Director since August 10, 1990. Ms. Lien previously served as Vice President and Treasurer of the Company. Ms. Lien is also a principal and director of Diggers Auto Salvage, Inc., a private company.

     David L. Crabb. Chief Financial Officer since May 1993 and Treasurer since August 1993. From March 1986 through May 1993, Mr. Crabb was a CPA for Northwestern Engineering Company and Hills Materials Company. Prior to that, Mr. Crabb worked for McGladrey & Pullen from September 1980 to March 1986.

     George J. Nelson. Vice President and Corporate Counsel since September 1993 and Secretary since September 1995. From March 1990 to August 1993, Mr. Nelson was the General Manager of First Gold Hotel and Casino in Deadwood, South Dakota. Mr. Nelson was a Deputy States Attorney from November 1986 to March 1990 in Rapid City.

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

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM       ALL OTHER
                                               ANNUAL               COMPENSATION    COMPENSATION
                                             COMPENSATION              AWARDS             ($)
                                      -------------------------     ------------    -------------
                                                                     Securities
                                                                     Underlying
                                                                    Options/SARs
Name and                                                                 (#)
Principal Position             Year    Salary ($)     Bonus ($)     Options (#)
------------------             ----    ----------     ---------     ------------
Bruce H. Lien(1)               1997           -0-          -0-             -0-               -0-
  Chairman of the Board        1996           -0-          -0-             -0-               -0-
                               1995           -0-          -0-             -0-               -0-

                               1997       120,000          -0-         400,000               -0-
Jerry L. Baum(2)               1996       120,000          -0-         300,000               -0-
Chief Executive Officer        1995       111,667          -0-          59,740               -0-

---------------
(1) Chief Executive Officer from April 1995 through March 1997.
(2) Chief Executive Officer since March 1997 and President since June 1995.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)

                                                       % of Total
                         Number of Securities        Options Granted
                          Underlying Options          to Employees in        Exercise or Base
        Name                  Granted (#)               Fiscal Year          Price ($/Share)       Expiration Date
        ----             ---------------------       ----------------        ----------------      ----------------
   Jerry L. Baum                400,000                     50%                   $0.15            January 31, 2007


            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES


                       Number of Securities          Value of Unexercised
                     Underlying Unexercised              In-the-Money
                           Options at                     Options at
                           FY-End (#)                   FY-End ($)(1)
    Name           Exercisable/Unexercisable        Exercisable/Unexercisable
    ----           -------------------------        -------------------------
Jerry L. Baum            276,104/623,896                     $0/$0

(1) Based on the bid price of the Common Stock on September 30, 1997.

COMPENSATION PURSUANT TO PLANS

     The Company has adopted a Performance Stock Option Plan (the "Plan"), approved by the Shareholders, for the benefit of certain employees, officers and directors of the Company. The Stock Option Committee of the Board of Directors selects the optionees and determines the terms and conditions of the stock options granted pursuant to the Plan. Options to purchase 800,000 shares of Common Stock were granted pursuant to the Plan during Fiscal 1997. In addition, options for the purchase of 314,030 shares, issued in fiscal year 1994, were cancelled and reissued in January 1997. As of September 30, 1997, options to purchase 1,860,000 shares of Common Stock were outstanding pursuant to the Plan, 593,612 of which were vested at September 30, 1997.

COMPENSATION OF DIRECTORS

     The Company does not compensate its directors for their services as directors or pursuant to any other arrangements. The Company reimburses its directors for expenses incurred related to their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information regarding beneficial ownership of outstanding shares of Common Stock as of March 31, 1998 by (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) the Company's directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group.

                                                 Shares
                                               Beneficially       Percent of
           Name                                  Owned(1)            Class
           ----                                ------------       -----------
Brustuen "Bruce" H. Lien ................     18,487,500(2)(4)       72.0%
3290 Lien Street
Rapid City, SD  57702x


Deanna B. Lien(2) .......................     18,487,500(3)(4)       72.0%
3290 Lien Street
Rapid City, SD  57702x

University of Wyoming Foundation ........      1,900,000              8.0%
P. O. Box 3963
Laramie, WY 82071x

Jerry L. Baum ...........................        276,104(5)           1.2%
3290 Lien Street
Rapid City, SD  57702x

All executive officers and directors as a
group (5 persons) .......................     19,018,279(4)(6)       72.6%

---------------
(1) Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such securities, or if the person has the right to acquire the beneficial ownership within sixty days, unless otherwise indicated.
(2) This number includes the shares of Common Stock which are beneficially owned, or which may be deemed to be beneficially owned, by Brustuen "Bruce" H. Lien. For purposes of this table, the same shares may be deemed to be beneficially owned by Mr. Lien's wife, Deanna B. Lien.
(3) For purposes of this table, Deanna B. Lien is deemed to be the beneficial owner of the shares of Common Stock which may be deemed to be beneficially owned by her husband, Brustuen "Bruce" H. Lien.
(4) This number includes 2,000,000 shares of Common Stock which may be acquired pursuant to a currently exercisable warrant.
(5) This number represents shares of Common Stock which may be acquired pursuant to currently exercisable stock options.
(6) This number includes 527,612 shares of Common Stock which may be acquired pursuant to currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1997 and 1996, Mr. Lien, and BHL Capital, loaned money to the Company under various promissory notes. These amounts loaned varied by month to month and carried an interest rate ranging from prime rate plus 2% to 18% fixed rate. The Company incurred interest expense relating to these notes payable of $27,699 and $74,318, for Fiscal 1997 and Fiscal 1996, respectively.

     Mr. Lien has pledged assets and/or personally guaranteed loans in order for the Company to obtain financing which otherwise may not have been available to the Company, as follows:

          (a) Personal guarantee of a note payable to an unrelated third party, dated December 1993, for $2,400,000 for construction of the Casino. The balance on the note at September 30, 1997 and 1996 was $0 and $1,497,892, respectively.

          (b) Personal guarantee of a note payable to a bank, dated January 1994, for $66,589 for acquisition of stock in Bayou Gaming, Inc. The balance on the note at September 30, 1997 and 1996 was $0 and $10,208, respectively.

          (c) Personal guarantee of a note payable to a bank, dated June 1996, for $800,000 for video lottery machines. The balance on the note at September 30, 1997 and 1996 was $466,667 and $733,334, respectively.

          (d) Personal guarantee of a short-term revolving note payable to a bank, dated June 1996, for $500,000. The balance on the note at September 30, 1997 and 1996 was $0 and $500,000, respectively.

          (e) Personal guarantee of a conditional credit line to a bank, dated April 1996, for $100,000. The balance on the note at September 30, 1997 and 1996 was $0 and $95,000, respectively.

          (f) Personal guarantee of a letter of credit dated November 7, 1997 for $900,000, related to the Use Agreement.

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

     The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota from BHL Capital under a lease that expires September 30, 1998. The monthly lease payment, including real estate taxes and utilities, is $2,597.

     The Company also leases an airplane, on an as needed basis, from BHL Capital. The Company incurred lease payments to this affiliate of $26,678 and $43,966 during Fiscal 1997 and Fiscal 1996, respectively.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     The following documents of the Company are filed as part of this Report:

Financial Statements                                                      Page
                                                                          ----
Independent Auditors' Report (KPMG Peat Marwick LLP).......................F-1
Consolidated Balance Sheets at September 30, 1997 and 1996.................F-2
Consolidated Statements of Income for the
  Years Ended September 30, 1997 and 1996..................................F-4
Consolidated Statements of Stockholders' Equity for
  the Years Ended September 30, 1997 and 1996..............................F-5
Consolidated Statements of Cash Flows for the
  Years Ended September 30, 1997 and 1996..................................F-6
Notes to Consolidated Financial Statements.................................F-8 - F-26

     (a) Exhibits

Exhibit No.                    Description
-----------                    -----------
3.1            Amended and Restated Articles of Incorporation.(1)

3.2            Third Amended and Restated Bylaws.(1)

4              Form of Common Stock Certificate.(2)

10.2           1992 Performance Stock Option Plan.(3)

10.3           Settlement Agreement dated September 30, 1994 between the
               Registrant, Bruce H. Lien Company, Brustuen "Bruce" H. Lien and
               Four Bears Investment Limited Liability Company.(4)

10.4           Development Agreement among the Company, Concorde Gaming of
               Missouri, Inc. and the City of Lexington, Missouri dated
               September 26, 1995.(1)

10.5           Indemnification Agreement between the Company and Bruce H. Lien.
               (1)

10.6 Second Renewal Promissory Note in the principal amount of $2,400,000 dated December 21, 1995 issued by the Company to Roland Gentner.(1)

10.7 Second Loan Extension Agreement dated December 21, 1995 between the Company and Roland Gentner.(1)

10.8           Promissory Note in the amount of $690,000 dated September 30,
               1996 issued by the Company to BHL Capital Corporation.(5)

10.9           Assignment Agreement dated April 6, 1995 between the Company and
               Federalist Municipal Development Corporation.(1)

10.10          Settlement Agreement between The Three Affiliated Tribes of the
               Fort Berthold Reservation and Bruce H. Lien Company dated
               September 27, 1996.(4)

10.11          Loan Agreement between the Company and BNC National Bank of
               Minnesota dated June 20, 1996 (5)

10.12 Term Note in the amount of $800,000 dated June 20, 1996 issued by BNC National Bank to the Company (5)

10.13          Short-Term Revolving Note in the amount of $500,000 dated
               June 20, 1996 issued by BNC National Bank to the Company. (5)

10.14          Amendment No 1 to Settlement Agreement dated January 7, 1997 between BHL and FBILLC.(5)

10.15          Lease between Elevation 8000+ and Concorde Cripple Creek, Inc.
               dated July 21, 1997.(+)

10.16          Agreement dated August 5, 1997, by and between Leo Equity Group,
               Inc. and Concorde Gaming Corporation.(+)

10.17          Use Agreement dated June 28, 1997, by and between Bayfront
               Ventures and Bayfront Park Management Trust.(+)

10.18          Joint Venture Agreement dated August 27, 1997, by and between
               Concorde Gaming Corporation and Goldcoast Entertainment Cruises,
               Inc.(+)

10.19 Vessel Construction Agreement dated August 26, 1997, by and between Keith Marine, Inc. and Bayfront Ventures.(+)

10.20          Waiver Agreement dated March 20, 1998, by and between Goldcost
               Entertainment Cruises, Inc. and Concorde Gaming Corporation.(+)

10.21          Option Agreement dated April 20, 1998 between Concorde Gaming
               Corporation and Bruce H. Lien.(+)

10.22 Promissory Note dated April 20, 1998 in the aggregate principal amount of $3,000,000 executed by Concorde Gaming Corporation and BHL Capital Corporation.(+)

11             Computation of Per Share Earnings.(+)

21             Subsidiaries of the Registrant.(+)

23             Consent of Independent Auditors'.(+)

27             Financial Data Schedule(+)

(+) Filed herewith
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.
(2) Previously filed with the Securities and Exchange Commission on May 6, 1991, as an Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1990 and incorporated herein by this reference.

(3) Previously filed with the Securities and Exchange Commission by the Company on September 24, 1992 as Exhibit 10 to the Registration Statement on Form S-8, file number 33-52388 and incorporated herein by this reference.
(4) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated September 27, 1996.
(5) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1996.

     (b) Reports on Form 8-K:

     1. The Company filed a Current Report on Form 8-K dated July 1, 1997 under Item 2, which was amended by Form 8-K/A filed on September 2, 1997.

     2. The Company filed a Current Report on Form 8-K dated August 5, 1997 under Item 2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONCORDE GAMING CORPORATION



April 29, 1998                              By  /s/ Jerry L. Baum
                                               -------------------
                                                    Jerry L. Baum, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Brustuen "Bruce" H. Lien      Chairman of the Board          April 29, 1998
----------------------------      of Directors and Chief
Brustuen "Bruce" H. Lien          Executive Officer

/s/ Jerry L. Baum                 President, Chief Executive     April 29, 1998
----------------------------      Officer, Chief Operating
Jerry L. Baum                     Officer and Director


/s/ Deanna B. Lien                Director                       April 29, 1998
----------------------------
Deanna B. Lien


/s/ David L. Crabb                Chief Financial Officer,       April 29, 1998
----------------------------      Principal Accounting
David L. Crabb                    Officer and Treasurer

                           CONCORDE GAMING CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Concorde Gaming Corporation:


We have audited the accompanying consolidated balance sheets of Concorde Gaming Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concorde Gaming Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






November 21, 1997 except as to note 16 which is as of April 20, 1998

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1997 and 1996

                   Assets                                               1997              1996
-------------------------------------------------------------------------------------------------

Current assets:
    Cash                                                             $ 1,073,910          120,572
    Restricted cash                                                      288,894                0
    Receivables:
       Trade                                                              33,175           13,156
       Management agreement                                                    0          230,442
       Interest                                                                0           37,120
       Current maturities of long-term receivables:
          The Three Affiliated Tribes (note 2)                                 0        1,675,800
          Notes receivable (note 4)                                       51,000           30,584
    Property held for sale                                               195,216                0
    Prepaid expenses                                                     508,939           47,385
    Other current                                                         29,470           33,828
                                                                     -----------      -----------
               Total current assets                                    2,180,604        2,188,887
                                                                     -----------      -----------

Investments and long-term receivables:
    Long-term receivables from the Three Affiliated
       Tribes (note 2)                                                         0        4,076,204
    Notes receivable, less current maturities (note 4)                    95,000            8,509
    Investment in unconsolidated affiliate (note 5)                      200,413          236,364
    Deferred income taxes (note 10)                                       66,000                0
    Other                                                                  1,250            3,250
                                                                     -----------      -----------
                                                                         362,663        4,324,327
                                                                     -----------      -----------

Property and equipment, at cost:
    Land                                                               1,097,080           50,000
    Building                                                                   0          205,511
    Boat construction in progress                                        706,250                0
    Gaming equipment and office furniture                              1,348,712        2,756,205
    Vehicles                                                              58,274          120,825
    Leasehold improvements                                                     0          301,447
                                                                     -----------      -----------
                                                                       3,210,316        3,433,988
    Less accumulated depreciation and amortization                       (83,412)      (1,491,883)
                                                                     -----------      -----------
                                                                       3,126,904        1,942,105
                                                                     -----------      -----------
Intangibles:
    Noncompetition agreements, net                                             0           34,782
    Dock rights                                                          355,000                0
    Casino development and financing costs, net (note 6)                 170,410          523,741
    Other, principally goodwill, net                                     711,359          402,799
                                                                     -----------      -----------
                                                                       1,236,769          961,322
                                                                     -----------      -----------
                                                                     $ 6,906,940        9,416,641
                                                                     ===========      ===========

The accompanying notes are an integral part of these statements.


                 Liabilities and Stockholders' Equity                    1997            1996
-------------------------------------------------------------------------------------------------
Current liabilities:
    Notes payable (note 7)                                           $         0          595,000

    Current maturities of long-term debt (note 8)                        570,085        2,631,981
    Accounts payable:
       Trade                                                             109,836          121,926
       Construction related                                                    0          199,855
    Accrued expenses:
       Lottery state share                                                     0          150,473
       Payroll and payroll taxes                                         100,363           36,669
       Accrued interest                                                    2,285          131,335
       Other                                                             198,380           44,270
    Income taxes payable                                                 206,471          126,600
                                                                     -----------      -----------
             Total current liabilities                                 1,187,420        4,038,109
                                                                     -----------      -----------

Long-term debt, less current maturities (note 8)                         476,638          617,774

Note payable to related party (note 7)                                         0          690,000

Deferred income taxes (note 10)                                                0           46,600
                                                                     -----------      -----------
             Total liabilities                                         1,664,058        5,392,483
                                                                     -----------      -----------

Stockholders' equity (notes 9, 11, and 13):
    Common stock,  par value $.01 per share, authorized
       500,000,000 shares; issued and outstanding 23,673,126 and
       26,755,193 at September 30, 1997 and 1996, respectively           236,731          267,552
    Preferred stock, par value $.01 per share, authorized
       10,000,000 shares; no shares issued and out-
       standing at September 30, 1997 and 1996                                 0                0
    Additional paid-in capital                                         3,858,732        3,907,547
    Retained earnings                                                  1,280,737          350,538
                                                                     -----------      -----------
                                                                       5,376,200        4,525,637

    Less stock subscription in the form of a note and
       related accrued interest receivable (note 9)                     (133,318)        (183,877)
    Less cost of treasury stock, 0 and 4,825,400 shares at
       September 30, 1997 and 1996, respectively                               0         (317,602)
                                                                     -----------      -----------
             Total stockholders' equity                                5,242,882        4,024,158



Commitments and contingencies (notes 13 and 14)
                                                                     -----------      -----------
                                                                     $ 6,906,940        9,416,641
                                                                     ===========      ===========

The accompanying notes are an integral part of these statements

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                       For the years ended September 30, 1997 and 1996

                                                                         1997             1996
---------------------------------------------------------------------------------------------------
Revenues:
    Video lottery                                                    $  5,705,609         8,985,467
    Casino operations                                                     666,103                 0
    Management Agreement (note 2)                                         208,371         2,064,649
    Other                                                                  95,689           192,470
                                                                     ------------      ------------
           Total revenue                                                6,675,772        11,242,586
                                                                     ------------      ------------

Costs and expenses:
    Video lottery state share                                           2,839,666         4,471,432
    Video lottery location share                                        1,864,750         2,891,852
    Compensation expenses                                               1,056,948           981,536
    Business development costs                                            195,857            74,786
    Depreciation and amortization                                         508,944           636,331
    Write-off of casino development costs
       and long-lived assets (note 1)                                     376,897                 0
    Operating expenses                                                  1,022,741         1,234,633
                                                                     ------------      ------------
           Total costs and expenses                                     7,865,803        10,290,570
                                                                     ------------      ------------

Operating income (loss)                                                (1,190,031)          952,016
                                                                     ------------      ------------

Other income (expense):
    Interest income                                                       133,382           683,444
    Gain/(loss) on sale of equipment                                       19,750            (6,882)
    Gain on termination of management agreement                         2,819,750                 0
    Other income                                                           40,289             8,435
    Interest expense and financing costs                                 (283,741)         (794,054)
    Equity in earnings of unconsolidated
       affiliate (note 5)                                                   9,800            53,700
                                                                     ------------      ------------
                                                                        2,739,230           (55,357)
                                                                     ------------      ------------

Income before income taxes                                              1,549,199           896,659

Federal and state income taxes (note 10 and 14)                           619,000           339,000
                                                                     ------------      ------------

Net income                                                           $    930,199           557,659
                                                                     ------------      ------------

Net income per common and common
    equivalent share                                                 $       0.04              0.03
                                                                     ------------      ------------

Weighted average number of common and
    common equivalent shares outstanding                               22,227,104        22,175,415
                                                                     ------------      ------------

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                 For the years ended September 30, 1997 and 1996





                                                                                                         Retained
                                                                                      Additional         earnings
                                                       Number         Common           paid-in         (accumulated
                                                     of shares        stock            capital             deficit)
--------------------------------------------------------------------------------------------------------------------
Balance September 30, 1995                           26,755,193      $   267,552        3,868,775         (207,121)

   Net income                                                 0                0                0          557,659
   Issuance of warrant for 80,000 shares of
     common stock in connection with note
     payable (note 11)                                        0                0            1,600                0
   Interest earned on note receivable (note 9)                0                0           37,172                0
   Principal payments received on note
     receivable (note 9)                                      0                0                0                0
                                                    -----------      -----------      -----------      -----------

Balance September 30, 1996                           26,755,193          267,552        3,907,547          350,538

   Net income                                                 0                0                0          930,199
   Cancellation of 4,825,400 shares of common
     stock related to liquidation of subsidiary
     into parent                                     (4,825,400)         (48,254)        (269,348)               0
   Issuance of 1,743,333 shares of common
     stock relating to asset exchange agreement       1,743,333           17,433          191,767                0
   Interest earned on note receivable (note 9)                0                0           28,766                0
   Principal payments received on note
     receivable (note 9)                                      0                0                0                0
                                                    -----------      -----------      -----------      -----------

Balance September 30, 1997                           23,673,126      $   236,731        3,858,732        1,280,737
                                                    -----------      -----------      -----------      -----------

                                                      Stock
                                                   subscription
                                                   in the form
                                                    of a note
                                                   and related
                                                     accrued
                                                     interest         Treasury
                                                    receivable          stock            Total
-------------------------------------------------------------------------------------------------

Balance September 30, 1995                             (226,032)        (317,602)       3,385,572

   Net income                                                 0                0          557,659
   Issuance of warrant for 80,000 shares of
     common stock in connection with note
     payable (note 11)                                        0                0            1,600
   Interest earned on note receivable (note 9)              424                0           37,596
   Principal payments received on note
     receivable (note 9)                                 41,731                0           41,731
                                                    -----------      -----------      -----------

Balance September 30, 1996                             (183,877)        (317,602)       4,024,158

   Net income                                                 0                0          930,199
   Cancellation of 4,825,400 shares of common
     stock related to liquidation of subsidiary
     into parent                                              0          317,602                0
   Issuance of 1,743,333 shares of common
     stock relating to asset exchange agreement               0                0          209,200
   Interest earned on note receivable (note 9)              509                0           29,275
   Principal payments received on note
     receivable (note 9)                                 50,050                0           50,050
                                                    -----------      -----------      -----------

Balance September 30, 1997                             (133,318)               0        5,242,882
                                                    -----------      -----------      -----------

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 1997 and 1996

                                                                                 1997              1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                               $   930,199          557,659
    Adjustments to reconcile net income to net cash flows
       provided by operating activities:
          Depreciation and amortization                                          508,944          636,331
          Warrants issued                                                              0            1,600
          Deferred income taxes                                                 (112,600)         (21,600)
          Equity in earnings of unconsolidated affiliate                          (9,800)         (53,700)
          Gain on termination of management agreement                         (2,819,750)               0
          (Gain) loss on disposal of property and equipment, real estate         (19,750)           6,882
          Write-off of casino development costs and long-lived assets            376,897
          Change in assets and liabilities:
             Receivables - trade, management agreement, and interest             274,282           92,270
             Prepaid expenses                                                   (409,574)           6,013
             Accounts payable and accrued expenses                              (242,780)          89,693
             Income taxes payable                                                 79,871          167,912
             Other                                                                 4,934          (14,246)
                                                                             -----------      -----------
                  Net cash provided by (used in) operating activities         (1,439,127)       1,468,814
                                                                             -----------      -----------

Cash flows from investing activities:
    Advances on long-term receivables                                           (121,035)        (101,000)
    Principal payments received on long-term receivables                       5,766,985        1,902,787
    Proceeds from termination of management agreement                          2,851,061                0
    Purchase of property and equipment                                          (856,690)        (423,015)
    Purchase of intangibles                                                     (454,306)         (61,839)
    Proceeds from sale of property and equipment, real estate                    102,314           40,304
    Payments for casino development costs                                       (177,626)        (182,884)
    Payments related to asset exchange with North Star Casino, LLC              (480,254)               0
    Investment in and advances to unconsolidated affiliate                             0          120,110
    Increase in restricted cash                                                 (288,894)               0
    Other                                                                         26,502           12,489
                                                                             -----------      -----------
                  Net cash provided by investing activities                    6,368,057        1,306,952
                                                                             -----------      -----------

Cash flows from financing activities:
    Proceeds from long-term borrowing                                             20,201          812,992
    Principal payments on long-term debt                                      (3,480,119)      (4,647,951)
    Net change in short-term borrowings                                         (595,000)         580,000
    Payments received on stock subscription in the form of a note
       and related accrued interest receivable                                    79,326           79,327
                                                                             -----------      -----------
                  Net cash used in financing activities                       (3,975,592)      (3,175,632)
                                                                             -----------      -----------

Net increase (decrease) in cash                                                  953,338         (399,866)
                                                                             -----------      -----------

Cash, beginning of year                                                          120,572          520,438
                                                                             -----------      -----------

Cash, end of year                                                            $ 1,073,910          120,572
                                                                             ===========      ===========

                                                                                               (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                                                             1997         1996
-------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash payments for:
       Interest                                                            $ 409,602      736,890
                                                                           ---------     --------

       Income taxes                                                        $ 545,000      190,764
                                                                           ---------     --------

Supplemental schedule of noncash investing and financing activities:
    Issuance of note payable for acquisition of property and equipment     $       0      190,000
                                                                           ---------     --------

    Purchase of 40 shares of Bayou Gaming, Inc. common stock               $       0      192,287
                                                                           ---------     --------

    Cancellation of treasury stock                                         $ 317,602            0
                                                                           ---------     --------

    Note receivable received for sale of Video Lottery Casino assets       $  51,000            0
                                                                           ---------     --------

    Fair value of common stock issued to North Star Casino, LLC            $ 209,200            0
                                                                           ---------     --------

    Property and equipment transferred to property held for resale         $ 195,216            0
                                                                           ---------     --------

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1997 and 1996

    (1) NATURE OF BUSINESS, PRINCIPLES OF CONSOLIDATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS

          Concorde Gaming Corporation and its subsidiaries (the Company) is a diversified gaming company that seeks to capitalize on its experience as an operator of casinos and gaming machines. Concorde currently owns and operates the Golden Gates Casino in Black Hawk, Colorado and is developing an offshore gaming vessel to be operated in Miami, Florida.

          The Company previously owned and operated video lottery route operations in South Dakota and developed and managed the 4 Bears Casino and Lodge (4 Bears Casino) for the Three Affiliated Tribes
              (TAT) on Indian land in North Dakota in accordance with a management agreement (Management Agreement). In February 1997 the Company received a $8.65 million payment from TAT under a buyout settlement agreement (Settlement Agreement) in exchange for termination of the Management Agreement and dismissal of outstanding disputes with TAT. The video lottery operations were exchanged in June 1997 in conjunction with the acquisition of the Golden Gates Casino.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Concorde
              Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries at September 30, 1997 include Concorde Cripple Creek, Inc. (100% owned), Midwest Gaming, Inc. (100%), Concorde Gaming of Missouri, Inc. (100%) and Bayfront Ventures (80% owned joint venture). During fiscal 1997 the 100% owned subsidiaries Concorde Gaming of South Dakota, Inc. and Bruce
              H. Lien Company ceased their operations and were dissolved.

          USE OF ESTIMATES

          The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

        SIGNIFICANT ACCOUNTING POLICIES
          REVENUE RECOGNITION

          In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and payments to customers.

          RESTRICTED CASH

          Restricted cash is held at a bank in accordance with an agreement with one of the Company's lenders.

          NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

          Forthe years ended September 30, 1997 and 1996, net income per common and common equivalent share was computed using the weighted average number of common shares and common stock equivalents, consisting of stock options and warrants outstanding.

          DEPRECIATION

          Property and equipment placed in service are depreciated over their estimated useful lives using the straight-line or accelerated methods. Estimated useful lives for furniture, gaming equipment and vehicles are 5 to 7 years, for leasehold improvements 7 to 20 years or the life of the underlying lease, if shorter, and for buildings and improvements 39 years.

          AMORTIZATION

          Noncompetition agreements, which range from two to five years, are amortized over the life of the agreements using the straight-line method. Amounts reflected on the 1996 balance sheet is net of accumulated amortization of $97,338.

          Goodwill (excess of purchase price over net assets acquired) is amortized over its estimated useful life of 10 to 15 years using the straight-line method. Amounts reflected on the consolidated balance sheets are net of accumulated amortization of $35,726 and $171,062 in 1997 and 1996, respectively.

          Casino development and financing costs related to the Management
              Agreement were amortized using the straight-line method over the seven-year term of the Management Agreement up to the settlement date. Casino development costs related to offshore gaming operations will be amortized upon commencement of operations.

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          TheCompany assesses the recoverability of intangible assets by determining whether the amortization of the intangible assets over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired or related operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As of September 30, 1997, there is no impairment based upon this analysis.

          CASINO DEVELOPMENT COSTS

          It is the Company's policy to capitalize all costs incurred relating to the state approval of a license to operate a casino and/or the establishment of a gaming operation.

          INCOME TAXES

          TheCompany accounts for income taxes under Statement of Financial
              Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          RECENTLY ADOPTED ACCOUNTING STANDARDS

          In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, effective for fiscal years beginning after December 15, 1995, requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in the current year, and recorded charges to income for the impairment of $270,897 and $106,000 for casino development costs and property and equipment that have been classified as property held for sale, respectively.

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123, effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The Company continues to account for stock-based compensation arrangements in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and therefore the adoption of SFAS 123 had no effect on the financial position or results of operations of the Company. The Company has included additional disclosures about stock-based employee compensation plans as required by SFAS 123 (see Note 11).

          NEWLY ISSUED ACCOUNTING STANDARDS

          In February 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management does not believe this standard will have a significant impact on earnings per share.

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this standard will have a significant impact on the Company's financial statements.

          In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under this statement will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments. However, the Company has not yet completed its analysis of which operating segments it will report on.

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          In April 1998, the Accounting Standards Executive Committee issued a Statement of Position (SOP), Reporting on the Costs of Start-Up Activities. This SOP requires costs of start-up activities to be expensed as incurred effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt this method of reporting on development and start-up costs in accordance with the SOP.

          RECLASSIFICATIONS

          Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

  (2)   MANAGEMENT AGREEMENT AND SETTLEMENT AGREEMENT

        The Company had an agreement with the TAT for the management of the 4
            Bears Casino located on the Fort Berthold Indian Reservation near New Town, North Dakota. The Management Agreement governed the relationship between the Company and the Tribe with respect to the construction, renovation, financing, and management of the casino, lodge, restaurant, and bingo hall.

        On September 27, 1996, the Company and TAT entered into the Settlement Agreement to resolve disputes that arose out of the Management Agreement. On February 13, 1997, TAT paid the Company $8.65 million in accordance with the Settlement Agreement and in consideration for the termination of the Management Agreement. At the time of payment, the Company had $5,830,250 of notes receivable and unamortized intangibles related to the Management Agreement, resulting in a gain from the termination of the Management Agreement of $2,819,750 which has been recorded as other income in the 1997 statement of income.

        The proceeds from the Settlement Agreement were used to pay off substantially all the Company's debt, for working capital purposes, and to fund the acquisition of the Golden Gates Casino and develop the offshore gaming project in Miami, Florida. See notes 7 and 8.



                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

    (3)   ACQUISITIONS

          NORTH STAR ASSET EXCHANGE AGREEMENT

          On June 16, 1997, the Company completed the exchange of substantially all of the assets related to its video lottery route operations in South Dakota (the "Video Lottery Assets"), pursuant to the terms of an Asset Exchange Agreement (the "Exchange Agreement") dated June 12, 1997 by and among the Company, its subsidiaries, and North Star Casino Limited Liability Company ("North Star"). Effective July 21, 1997, the Company completed the acquisition of substantially all of North Star's assets used in its business of owning and operating the Golden Gates Casino in Black Hawk, Colorado (the "Casino Assets"). A condition to the Company acquiring the Casino Assets was the licensing of the Company by the Colorado Gaming Commission (the "Commission") on or before September 1, 1997. The Commission licensed a wholly owned subsidiary of the Company on July 21, 1997. This acquisition was accounted for as a purchase and the operating results of the Casino Assets have been included in the Company's consolidated financial statements since the date of acquisition. In addition to the transfer of Video Lottery Assets, the Company paid approximately $480,000 in cash, assumed approximately $773,000 in liabilities and issued 1,743,333 shares of the Company's common stock to North Star. The exchange was accounted for using fair values and resulted in $616,850 of goodwill that is being amortized using the straight-line method over 15 years.

              The Company's primary source of revenue and net income are currently dependent upon the results obtained from the Casino Assets. Unaudited proforma consolidated financial operations for the years ended September 30, 1997 and 1996, as though the Casino Assets had been acquired as of October 1, 1995, are as follows:

                                                                           1997             1996
                                                                       -----------      -----------
                  Revenues                                             $ 9,483,384      $ 15,928,790

                  Net income                                           $   952,761      $    552,372

                  Net income per common share                              $  0.04           $  0.02

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

        BAYFRONT VENTURES

        On August 5, 1997, the Company acquired an 80% interest in Bayfront
            Ventures, a Florida joint venture. The acquisition was accounted for as a purchase and the operating results of the business have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of this business was an initial payment of $650,000 and future consideration equal to 2% of Bayfront Venture's "gaming win" per operating year for each of the first three operating years. The future payments will be a minimum of $175,000 but not greater than $400,000. Once the actual payment is determined for each of the first three operating years, the amount will be recorded as goodwill and amortized using the straight-line method over the remaining term of the dock lease. The $650,000 initial purchase price includes $355,000 of cost in excess of book value of assets acquired that will be amortized over the term of the dock lease (10 years). The joint venture has entered into an agreement for the construction of a gaming vessel. Costs associated with this commitment are estimated to be $6,000,000. The joint venture also has entered into an agreement to lease dock space requiring annual payments ranging form $400,000 to $475,000.

  (4)   NOTES RECEIVABLE

        Notes receivable consist of:

                                                                                  1997             1996
           ---------------------------------------------------------------------------------------------
           Various notes receivable repaid in full during the year
             ended September 30, 1997                                         $          0        39,093

           Other notes receivable                                                  146,000             0
           ---------------------------------------------------------------------------------------------
                                                                                   146,000        39,093

           Less current maturities                                                 (51,000)      (30,584)
           ---------------------------------------------------------------------------------------------
                                                                              $     95,000         8,509
           =============================================================================================

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


    (5)   INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

          In November 1996, each parish (county) in Louisiana gave voters the opportunity to decide if video poker would continue to be allowed to operate within each parish. If the voters decided to disallow video poker operations within the parish, all existing video poker establishments could operate until June 30, 1999. A significant portion of Bayou's routes are located in parishes that voted to cease the video poker operations as of June 30, 1999. As a result, the Company discontinued recording its share of any equity in earnings generated by Bayou effective November 1996. Management anticipates Bayou's operations will generate sufficient cash flows prior to the termination of video poker in these parishes to recover its investment of $200,413 at September 30, 1997.

    (6)   CASINO DEVELOPMENT COSTS

          Casino development costs consist of:

                                                                              1997               1996
            -------------------------------------------------------------------------------------------
            Related to the Management  Agreement                          $           0         441,972
            Related to new casino development (note 3)                          170,410         263,679
            -------------------------------------------------------------------------------------------
                                                                                170,410         705,651

            Less accumulated amortization                                             0        (181,910)
            -------------------------------------------------------------------------------------------
                                                                          $     170,410         523,741
            ===========================================================================================


                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

    (7)   NOTES PAYABLE AND LINES OF CREDIT

          Notes payable and lines of credit consist of:

                                                                                       1997                1996
            -----------------------------------------------------------------------------------------------------
            Unsecured note payable to a related party, controlled by the majority
              stockholder paid off during the year ended September 30, 1997.        $         0           690,000

            Bank lines of credit paid off during the year ended  September 30,
              1997.                                                                           0           595,000
            -----------------------------------------------------------------------------------------------------
                                                                                                        1,285,000

            Less current maturities                                                           0          (595,000)
            -----------------------------------------------------------------------------------------------------

                                                                                    $         0           690,000
            =====================================================================================================


    (8)   LONG-TERM DEBT

          Long-term debt consists of:

                                                                                      1997                 1996
            -----------------------------------------------------------------------------------------------------
            Mortgage payable to third party in monthly
              installments of $5,220, including interest at
              prime plus 2% to April 2005; secured by real
              estate.                                                           $       326,554                 0

            Note payable to third  party paid off during the year
              ended September 30, 1997.                                                       0           634,306

            11.5% note payable to a vendor in monthly
              installments of $6,206, including interest to
              September 1999; secured by slot machines.                                 132,500                 0

            9.25% mortgage payable to third party in monthly
              installments of $329, including interest to May
              2001; secured by real estate.                                              39,625                 0


                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                                                 1997              1996
-----------------------------------------------------------------------------------------
9% note payable to a bank in monthly
    installments of $419, including interest to
    June 2002; secured by a vehicle.                             19,396                 0

Note payable to third party paid off during the
    year ended September 30, 1997.                                    0            73,728

Note payable to third party paid off during the
    year ended September 30, 1997.                                    0            80,218

Note payable to individual paid off during the
    year ended September 30, 1997.                                    0         1,497,892

Notepayable to a bank, with interest at prime,
    monthly principal payments of $22,222 plus
    interest through June 1998 when the remaining
    balance is due; secured by cash and guaranteed
    by majority stockholder.                                    466,670           733,334

Note payable to third party paid off during the year
    ended September 30, 1997.                                         0           154,883

Other notes, due in various monthly installments
    to March 2006, at various rates from 6.90%
    to 13.93%, secured in part by property and equipment.        61,978            75,394
-----------------------------------------------------------------------------------------
                                                              1,046,723         3,249,755

Less current maturities                                        (570,085)       (2,631,981)
-----------------------------------------------------------------------------------------

                                                        $       476,638           617,774
=========================================================================================

The prime interest rates at September 30, 1997 and 1996 were 8.5% and 8.25%, respectively.

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


          The future aggregate annual maturities of long-term debt at September 30, 1997 are as follows:

  Fiscal year ending:
  ----------------------------------------------------------------------------------------------------
     1998                                                                             $        570,085
     1999                                                                                      112,729
     2000                                                                                       47,427
     2001                                                                                       90,604
     2002                                                                                       56,013
     Thereafter                                                                                169,865
  ----------------------------------------------------------------------------------------------------

                                                                                      $      1,046,723
  ====================================================================================================


    (9) STOCK SUBSCRIPTION IN THE FORM OF A NOTE AND RELATED ACCRUED INTEREST RECEIVABLE

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

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

   (10)   INCOME TAXES

          The income tax provision for the years ended September 30, 1997 and 1996 is as follows:

                                                                           1997            1996
-------------------------------------------------------------------------------------------------
Current:
   Federal                                                             $    652,000       352,600
   State                                                                      3,000         8,000
Deferred (benefit)                                                          (36,000)      (21,600)
-------------------------------------------------------------------------------------------------

                                                                       $    619,000       339,000
=================================================================================================

          The income tax provision differs from the amount of income tax determined by applying the statutory tax rate to pretax income due to the following:

                                                                       1997           1996
--------------------------------------------------------------------------------------------
Computed "expected" tax expense                                   $    526,730       309,225
Permanent differences, net                                              49,100         5,645
State income taxes, net of federal effect                                1,980         5,200
Other                                                                   41,190        18,930
--------------------------------------------------------------------------------------------

                                                                  $    619,000       339,000
============================================================================================

          Net deferred tax asset (liabilities) are as follows:

                                                            1997              1996
------------------------------------------------------------------------------------
Deferred tax assets:
   Intangibles                                         $      30,000          58,000
   Reserves not currently deductible                          36,000               0
------------------------------------------------------------------------------------
                                                              66,000          58,000
Deferred tax liabilities:
   Other                                                           0        (104,600)
------------------------------------------------------------------------------------

          Net                                          $      66,000         (46,600)
====================================================================================

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES


  (11)  STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION

          The Company has reserved 2,200,000 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the Plan). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 1997, 1,860,000 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.15 to $0.42 per share and vest ratably over a five-year period. Options for the purchase of 593,612 shares were vested at September 30, 1997. No options under the Plan have been exercised. Options for the purchase of 314,030 shares, issued in fiscal year 1994, were canceled and reissued in January 1997. The exercise price per share was decreased from $1.00 to $0.15.

          Summarized information for all options is as follows for the years ended September 30:

                                                       1997                              1996
                                                       ----                              ----
                                                           Weighted                           Weighted
                                                            Average                             Average
                                                            Exercise                           Exercise
       Outstanding:                          Options         Price                Options        Price
                                             -------         -----                -------        -----
       Beginning of year                    1,110,000         $   0.32    (A)      500,000      $   0.23
       Granted                                800,000         $   0.15             610,000      $   0.40
       Exercised                                    0                                    0
       Canceled                              (50,000)         $   0.41                   0
                                         ------------                        -------------
       End of year                          1,860,000         $   0.25           1,110,000      $   0.32

       Exercisable at end of year             593,612         $   0.23             225,612      $   0.19
                                         ============                        =============

       Options available for grant            340,000                            1,090,000

          (A) Reflects the cancellation and reissuance of options for 314,030 shares in fiscal 1997 for which the exercise price was reduced.

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                                        Options Outstanding                                   Options Exercisable
                                        -------------------                                   -------------------
                                                       Weighted
                                                        Average        Weighted                             Weighted
                                                       Remaining        Average                              Average
             Range of                  Number         Contractual      Exercise             Number          Exercise
          Exercise Prices            Outstanding         Life            Price            Exercisable         Price
          ---------------            ------------        ----            -----            -----------         -----
         $0.15                        1,114,030             8.5        $   0.15              411,224        $   0.15
         $0.40 - $0.42                  745,970             8.3        $   0.40              182,388        $   0.41
                             -------------------                                   ------------------
                                      1,860,000             8.4        $   0.25              593,612        $   0.23

        In June 1995, the Company issued a warrant for the purchase of 80,000 shares of the Company's common stock at an exercise price of $1.50 per share to a financial advisor for services rendered. The warrant is exercisable through February 1, 1999.

        In January 1994, the Company granted its majority stockholder a warrant to purchase 2,000,000 shares of the Company's common stock at $1 per share through January 2004. The warrant was issued as consideration for the stockholder's financial accommodations and guarantees of over $9,000,000 in Company debt.

        In December 1993, December 1994 and November 1995, the Company granted warrants to purchase 960,000 common shares in conjunction with the terms of a note payable to an individual. The warrants have exercise prices ranging from $0.75 to $1.00 per common share and expire between December 1998 and November 2000.

        The Company has adopted the disclosures-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB 25, no compensation cost has been recognized in the financial statements for the Stock Option Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS 123, the Company's net income per common and common equivalent share would have been decreased to the pro forma amounts below for the years ended September 30:

                                                            1997       1996
                                                            ----       ----
Net income - as reported                                 $ 930,199   $ 557,659
Net income - pro forma                                   $ 887,648   $ 499,918


Net income per common and common equivalent
  shares - as reported                                     $  0.04     $  0.03
Net income per common and common equivalent
  shares - pro forma                                       $  0.04     $  0.02

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          The fair value of each option granted in fiscal year 1997 and 1996 was estimated using the following assumptions for the Black-Scholes option-pricing model: (i) no dividends, (ii) expected volatility for both years of 30%, (iii) risk free interest rates averaging 6% for both years and (iv) the expected average life of 5 years for both years. The weighted average fair value of the options granted in 1997 and 1996 were $0.04 and $0.10, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 31, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

   (12)   RELATED PARTY TRANSACTIONS

          Rentexpense to related parties totaled $34,350 and $28,501 for 1997 and 1996, respectively. The Company leases office space from a related party under a lease that expires September 30, 1998.

          The Company also leases an airplane from a related party. The lease payments are based on the Company's actual usage and totaled $26,678 and $43,966 during 1997 and 1996, respectively.

          Through January 31, 1997, the Company was charged for employee health care premiums that are paid by a related party. During the years 1997 and 1996, $0 and $13,333, respectively, were charged to the Company.

          Interest expense relating to notes payable to majority shareholder and related parties controlled by the majority shareholder was $27,699 and $74,318 for the years 1997 and 1996, respectively.

   (13)   COMMITMENTS

          LEASES

          The Company has several noncancelable operating leases, primarily for casino property, that expire over the next five years. These leases generally contain renewal options for periods ranging one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during the years ended September 30, 1997 and 1996 was $153,404 and $79,969, respectively.



                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          The future aggregate minimum lease payments as of September 30, 1997 are as follows:

  Fiscal year ending:
  ---------------------------------------------------------------------------------------------------
     1998                                                                             $       800,000
     1999                                                                                     782,000
     2000                                                                                     807,000
     2001                                                                                     804,000
     2002                                                                                     822,000
  ---------------------------------------------------------------------------------------------------
                                                                                      $     4,016,000
  ===================================================================================================

          The casino lease also requires the Company to pay additional rent based on a percentage of adjusted net gaming revenue of Golden Gates Casino as set forth in the casino lease agreement. Base rental payments under the agreement are included in the minimum lease payments above.

          RETIREMENT PLAN

          During the year ended September 30, 1996, the Company adopted a defined contribution 401(k) profit sharing plan covering substantially all employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $17,295 and $12,266 during the years ended September 30, 1997 and 1996, respectively.

          JOINT VENTURE FUNDING

          The Bayfront Ventures joint venture agreement (JV Agreement) requires a minimum capital contribution of $6,405,000 (the Capital Contribution) from the Company. At September 30, 1997, the Company had contributed approximately $1,630,000 to Bayfront Ventures. Although Bayfront Ventures has obtained financing for the vessel its ability to purchase operational equipment, fund start up costs and meet other working capital requirements are contingent upon the Company making its Capital Contribution. See Note 16 Subsequent Events.

  (14)  CONTINGENCIES

          The Internal Revenue Service (IRS) has audited the income tax returns for fiscal years 1995 and 1994. The IRS has proposed adjustments relating to the contract termination costs related to third party financing for the Management Agreement deducted by the Company in the 1994 return. The IRS proposes that these costs be amortized over the life of the Management Agreement, rather than expensed in 1994. The deficiency notice issued shows tax liabilities of approximately $74,700 for 1994 and $379,200 for 1995, before interest. No penalties are presently being assessed and the IRS has not computed any interest due, since fiscal years 1996 and 1997 have tax payments that would be applied to these deficiencies.
                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          Management believes the expensing of the contract termination costs in fiscal 1994 is proper and has requested an appeal conference to further review the facts in this matter. In the event that the Company's appeal is not successful, the amortization of the contract termination costs would result in tax overpayments in fiscal years 1996 and 1997, which would result in reducing the deficiencies for 1994 and 1995 to approximately $67,000 of tax and approximately $62,000 of interest. These amounts approximate the current tax liability reflected for 1997 without the proposed audited adjustments. Management believes that adequate provision for income taxes and interest has been made in the financial statements, regardless of the outcome of the IRS's proposed adjustments.

  (15)  DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

          CASH EQUIVALENTS

          The carrying amount approximates fair value because of the short maturity of those instruments.

          TRADE ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ACCOUNTS PAYABLE,
              ACCRUED LIABILITIES AND NOTES PAYABLE

          The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

          Management estimates that the notes receivable and notes payable approximate fair value as they generally include variable interest rates.

(16)      SUBSEQUENT EVENTS

          In October 1997, the Company entered into a parking garage agreement for the purpose of constructing a parking garage adjacent to Golden Gates Casino. This agreement requires the Company to contribute land valued at $1,097,080 to a third party. The Company has no additional commitments relating to the construction of the parking garage. Contribution of this land is contingent upon performance of contractual obligations by the third party as set forth in the parking garage agreement.

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          FromNovember 1997 through February 1998, the Company borrowed
              $1,440,000 from the majority shareholder of the Company, and a related party controlled by the majority shareholder in order to meet its obligations under the JV Agreement and for working capital. The amounts were borrowed pursuant to promissory notes that are due on demand and bear interest at 18%. In March 1998, the Company borrowed an additional $500,000 from the majority shareholder to repay the bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which requires monthly payments of $8,500 plus accrued interest at 12% per annum, with the balance due on February 28, 1999. The Company was required to pledge all assets of the Golden Gates Casino to the lender that entered into a loan agreement with the majority shareholder of the Company. In April 1998, the majority shareholder signed a commitment letter whereby he has agreed to provide additional working capital to the Company in an amount not to exceed $500,000 (the Working Capital Line of Credit), the terms of which will be negotiated in the event advances are made under the Working Capital Line of Credit.

          On January 16, 1998, the 20% joint venture partner (Goldcoast) notified the Company that the Company was in default of its obligation to timely provide its minimum capital contributions pursuant to the JV Agreement. On March 20, 1998, the Company and Goldcoast entered into an agreement whereby Goldcoast waived any and all defaults of the Company under the JV Agreement (the Waiver Agreement). As consideration for such waiver, the Company agreed to waive the repayment of advances made to Goldcoast since the commencement of the Project, except for $150,000 in advances which will only be waived in the event the Company's annualized rate of return in Bayfront Ventures is 33% or greater over the Project's first three years of operation. The Waiver Agreement also provides that within 30 days of execution the Company must provide Goldcoast with evidence that the Company has the ability to make its Capital Contribution.

          In March 1998, Bayfront Ventures obtained a line of credit of up to $5.0 million (the Line of Credit) in order to complete the construction of the Vessel. The Line of Credit bears interest at an adjustable rate equal to 3.75% per annum above the prime rate, as published in the Wall Street Journal (currently 12.25%). The Line of Credit will be secured by, among other things, a First Preferred Ship Mortgage on the Vessel and the guaranties of the majority shareholder, the Company, Goldcoast and certain other individuals (the Guarantors). The Line of Credit is due and payable upon the initial funding of the Permanent Financing (defined below).

                                                                    (Continued)

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

          In March 1998, Bayfront Ventures also received a commitment for permanent financing (the Permanent Financing), which will replace the Line of Credit after the Vessel construction has been completed. The Permanent Financing will be the lower of, $5,200,000, or 70% of the lesser of the, cost of the vessel, or its estimated fair market value at the time of delivery. The Permanent Financing will be evidenced by a promissory note payable in fifty-nine equal payments calculated on an eight-year amortization, along with accrued interest, with a final balloon payment equal to the outstanding principal and interest at maturity. The interest rate will be fixed at the five-year U.S. Treasury Note Rate plus 4%. The Permanent Financing will be secured by, among other things, a First Preferred Ship Mortgage on the Vessel and a first priority security interest in the Vessel's gear, equipment and property, excluding gaming equipment. The Permanent Financing will also be guarantied by the Guarantors.

          On April 20, 1998, the Company entered into an agreement (the Option Agreement) with majority shareholder, whereby he has agreed to provide the Company with a line of credit in the amount of $3,000,000 (the Project Line of Credit), which may be used by the Company to fund the Capital Contribution. Advances under the Project Line of Credit will bear interest at a rate of 18% per annum, which interest shall accrue until the Option Expiration Date (defined below), and principal and interest shall be payable over three years beginning on the Option Expiration Date. In consideration for the Project Line of Credit, the Working Capital Line of Credit, and the guaranty of the Line of Credit, the Company granted the majority shareholder an option (the Option) to purchase all or a portion of the Company's interest in Bayfront Ventures. The Option may be exercised by the majority shareholder at any time on or prior to the date one year from the date of grant (Option Exercise Date). The exercise price shall be equal to the Capital Contribution plus accrued interest under the Project Line of Credit, less any advances made under the Project Line of Credit, each as of the date of exercise. In addition the majority shareholder shall be required to assume all of the Company's obligations related to Bayfront Ventures, including, but not limited to the Use Agreement, the LEG Agreement, the JV Agreement and all financing agreements in connection therewith.

          In accordance with the dock lease (Use Agreement), in November 1997, the Company provided the lessor (Bayfront Park Trust) with a Letter of Credit in the principal amount of $900,000 to secure payment of the annual fees for the second and third years of the Use Agreement. The Letter of Credit is secured by a $150,000 certificate of deposit pledged by the Company, the personal guaranty of the majority shareholder and a mortgage on certain real estate owned by a related party controlled by the majority shareholder. The Company is required to pay a fee to the related party of $350 per day for so long as the real estate is collateral for the Letter of Credit.

                                 EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------
3.1            Amended and Restated Articles of Incorporation.(1)

3.2            Third Amended and Restated Bylaws.(1)

4              Form of Common Stock Certificate.(2)

10.2           1992 Performance Stock Option Plan.(3)

10.3           Settlement Agreement dated September 30, 1994 between the
               Registrant, Bruce H. Lien Company, Brustuen "Bruce" H. Lien and
               Four Bears Investment Limited Liability Company.(4)

10.4           Development Agreement among the Company, Concorde Gaming of
               Missouri, Inc. and the City of Lexington, Missouri dated
               September 26, 1995.(1)

10.5           Indemnification Agreement between the Company and Bruce H. Lien.
               (1)

10.6 Second Renewal Promissory Note in the principal amount of $2,400,000 dated December 21, 1995 issued by the Company to Roland Gentner.(1)

10.7 Second Loan Extension Agreement dated December 21, 1995 between the Company and Roland Gentner.(1)

10.8           Promissory Note in the amount of $690,000 dated September 30,
               1996 issued by the Company to BHL Capital Corporation.(5)

10.9           Assignment Agreement dated April 6, 1995 between the Company and
               Federalist Municipal Development Corporation.(1)

10.10          Settlement Agreement between The Three Affiliated Tribes of the
               Fort Berthold Reservation and Bruce H. Lien Company dated
               September 27, 1996.(4)

10.11          Loan Agreement between the Company and BNC National Bank of
               Minnesota dated June 20, 1996 (5)

10.12 Term Note in the amount of $800,000 dated June 20, 1996 issued by BNC National Bank to the Company (5)

10.13          Short-Term Revolving Note in the amount of $500,000 dated
               June 20, 1996 issued by BNC National Bank to the Company. (5)

10.14          Amendment No 1 to Settlement Agreement dated January 7, 1997 between BHL and FBILLC.(5)

10.15          Lease between Elevation 8000+ and Concorde Cripple Creek, Inc.
               dated July 21, 1997.(+)

10.16          Agreement dated August 5, 1997, by and between Leo Equity Group,
               Inc. and Concorde Gaming Corporation.(+)

10.17          Use Agreement dated June 28, 1997, by and between Bayfront
               Ventures and Bayfront Park Management Trust.(+)

10.18          Joint Venture Agreement dated August 27, 1997, by and between
               Concorde Gaming Corporation and Goldcoast Entertainment Cruises,
               Inc.(+)

10.19 Vessel Construction Agreement dated August 26, 1997, by and between Keith Marine, Inc. and Bayfront Ventures.(+)

10.20          Waiver Agreement dated March 20, 1998, by and between Goldcost
               Entertainment Cruises, Inc. and Concorde Gaming Corporation.(+)

10.21          Option Agreement dated April 20, 1998 between Concorde Gaming
               Corporation and Bruce H. Lien.(+)

10.22 Promissory Note dated April 20, 1998 in the aggregate principal amount of $3,000,000 executed by Concorde Gaming Corporation and BHL Capital Corporation.(+)

11             Computation of Per Share Earnings.(+)

21             Subsidiaries of the Registrant.(+)

23             Consent of Independent Auditors'.(+)

27             Financial Data Schedule(+)

(+) Filed herewith
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.
(2) Previously filed with the Securities and Exchange Commission on May 6, 1991, as an Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1990 and incorporated herein by this reference.

(3) Previously filed with the Securities and Exchange Commission by the Company on September 24, 1992 as Exhibit 10 to the Registration Statement on Form S-8, file number 33-52388 and incorporated herein by this reference.
(4) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated September 27, 1996.
(5) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1996.