Form 10QSB
period 1997-12-31
CONCORDE GAMING CORP
filed 1998-05-13
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                         Commission File Number: 0-8698

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

                                3290 LIEN STREET
                         RAPID CITY, SOUTH DAKOTA 57709
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (605) 341-7738
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 1998, there were 23,673,126 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                               Page No.
                                                                                           --------
         Condensed Consolidated Balance Sheet at December 31, 1997 (unaudited)                1

         Condensed Consolidated Statements of Operations for                                  2
           Three Months Ended December 31, 1997 and 1996 (unaudited)

         Condensed Consolidated Statements of Cash Flows for                                  3
           Three Months Ended December 31, 1997 and 1996 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                     4


Item 2. Management's Discussion and Analysis of Financial                                     6
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                      9

                           CONCORDE GAMING CORPORATION
                      Condensed Consolidated Balance Sheet
                               December 31, 1997
                                   (unaudited)


Assets
Current assets:
   Cash                                                               $  387,247
   Restricted cash                                                       440,241
   Trade and notes receivable                                             81,047
   Prepaid expenses                                                      396,622
   Other                                                                 495,753
                                                                      ----------
     Total current assets                                              1,800,910
Property and equipment, net                                            4,099,421
Notes receivable, less current maturities                                 95,000
Intangibles, net                                                       1,047,697
Deferred income taxes                                                    102,000
Other                                                                    283,611
                                                                      ----------
                                                                      $7,428,639
                                                                      ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable, related party                                       $  790,000
   Note payable, bank                                                    100,000
   Current maturities of long-term debt                                  499,560
   Accounts payable                                                       92,860
   Accrued payroll and related costs                                      71,311
   Other                                                                 243,052
   Income taxes payable                                                   83,671
                                                                      ----------
     Total current liabilities                                         1,880,454
                                                                      ----------

Long-term debt, less current maturities                                  456,471
                                                                      ----------

Stockholders' equity:
   Common stock, $.01 par value, authorized 500,000,000 shares,
     issued 23,673,126 at December 31, 1997 and September 30, 1997       236,731
   Preferred stock, $.01 par value; authorized
     10,000,000 shares; no shares issued and outstanding                      --
   Additional paid-in capital                                          3,855,246
   Retained earnings                                                     999,737
                                                                      ----------
                                                                       5,091,714
                                                                      ----------

                                                                      $7,428,639
                                                                      ==========


        The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                 Three months ended December 31,
                                                     1997              1996
                                                 ------------      ------------
Revenues:
  Casino                                         $    780,123                --
  Food and beverage                                    66,381            12,363
  Video lottery                                        53,499         1,964,694
  Management agreement                                     --           208,371
  Other                                                 7,986             1,460
                                                 ------------      ------------
  Gross revenues                                      907,989         2,186,888
  Less: promotional allowances                        (20,985)               --
                                                                   ------------
    Net revenues                                      887,004         2,186,888
                                                 ------------      ------------

Costs and expenses:
  Casino                                              571,392                --
  Food and beverage                                    39,350             6,789
  Video lottery                                        69,498         1,855,758
  Other operating expense                                  --            39,815
  Selling, general and administrative                 382,823           182,802
  Business development                                161,084            23,017
  Depreciation and amortization                        84,027           165,681
                                                 ------------      ------------
    Total costs and expenses                        1,308,174         2,273,862
                                                 ------------      ------------

Loss from operations                                 (421,170)          (86,974)
                                                 ------------      ------------

Other income (expense):
  Interest income                                       7,633               582
  Other income                                          2,502            22,766
  Interest expense and financing costs                (28,765)         (157,788)
                                                 ------------      ------------
                                                      (18,630)         (134,440)
                                                 ------------      ------------

Loss before income taxes                             (439,800)         (221,414)
Federal and state income tax benefit                 (158,800)          (81,200)
                                                 ------------      ------------
Net loss                                         $   (281,000)         (140,214)
                                                 ============      ============


Basic and diluted loss per share                 $      (0.01)            (0.01)
                                                 ============      ============

Weighted-average common shares outstanding         23,673,126        21,929,793
                                                 ============      ============

Weighted-average common and
  common equivalent shares outstanding             23,673,126        21,929,793
                                                 ============      ============


        The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                 Three months ended December 31,
                                                                     1997              1996
                                                                 ------------      ------------
Cash flows from operating activities:
 Net loss                                                        $   (281,000)         (140,214)
 Adjustments to reconcile net loss to net cash flows
   from operating activities:
   Depreciation and amortization                                       84,027           165,681
   (Gain) on sale of property and equipment                                --            (5,373)
   Deferred income tax                                                (36,000)               --
   Other                                                                  410            (9,800)
   Changes in assets and liabilities:
     Receivables                                                        3,128            42,823
     Prepaid expenses and other                                       116,909            19,061
     Accounts payable and accrued expenses                             (3,641)          147,533
     Income taxes payable                                            (122,800)         (126,600)
                                                                 ------------      ------------
 Net cash provided by (used in) operating activities                 (238,967)           93,111
                                                                 ------------      ------------

Cash flows from investing activities:
 Principal payments received on long-term receivables                      --           159,678
 Purchase of property and equipment                                (1,023,023)           (3,897)
 Payments for casino development costs                               (105,659)           (3,346)
 Other                                                               (248,154)           14,079
                                                                 ------------      ------------
 Net cash provided by (used in) investing activities               (1,376,836)          166,514
                                                                 ------------      ------------

Cash flows from financing activities:
 Principal payments on long-term debt                                 (90,692)         (492,541)
 Net change in short-term borrowings                                  890,000           225,000
 Payments received on stock subscription                              129,832            19,832
                                                                 ------------      ------------
 Net cash provided by (used in) financing activities                  929,140          (247,709)
                                                                 ------------      ------------

 Net increase (decrease) in cash                                     (686,663)           11,916
 Cash, beginning of year                                            1,073,910           120,572
                                                                 ------------      ------------
 Cash, ending of year                                            $    387,247           132,488
                                                                 ============      ============

Supplemental disclosures of cash flow information:
 Cash payments for:
   Interest                                                      $     23,261            86,165
                                                                 ============      ============

   Income taxes                                                  $         --            50,000
                                                                 ============      ============


        The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1997 included in the Company's 1997 Annual Report on Form 10-KSB.

         Earnings Per Share

         During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard # 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:


                                          Three Months Ended                             Three Months Ended
                                          December 31, 1997                              December 31, 1996
                              -----------------------------------------      -----------------------------------------
                                                                  Per-                                           Per-
                                Income            Shares         Share         Income            Shares         Share
                              (Numerator)      (Denominator)     Amount      (Numerator)      (Denominator)     Amount
                              -----------      -------------     ------      -----------      -------------     ------
Basic EPS net loss            ($  281,000)        23,673,126     ($0.01)     ($  140,214)        21,929,793     ($0.01)
Effect of Dilutive
Securities:
  Options                               0                  0
                              -----------      -------------     ------      -----------      -------------     ------

Diluted EPS net loss          ($  281,000)        23,673,126     ($0.01)     ($  140,214)        21,929,793     ($0.01)
                              ===========      =============     ======      ===========      =============     ======

(2)      Obligations to Bayfront Ventures/Subsequent Events

         The Company is a party to a joint venture agreement ("JV Agreement") dated August 27, 1997 with Goldcoast Entertainment Cruises, Inc. ("Goldcoast"). The joint venture ("Bayfront Ventures") was formed for the purpose of constructing, owning, operating and managing an offshore gaming vessel (the "Vessel") from dockage at Bayfront Park in Miami, Florida. The JV Agreement requires a minimum capital contribution of $6,405,000 (the "Capital Contribution") from the Company. At December 31, 1997, the Company had contributed approximately $3,000,000 to Bayfront Ventures. Although Bayfront Ventures has obtained financing for the vessel (as described below), its ability to purchase operational equipment, fund start-up costs and meet other working capital requirements are contingent upon the Company making its Capital Contribution.

         On April 20, 1998, the Company entered into an agreement with Bruce H. Lien, the majority shareholder of the Company, whereby Mr. Lien has agreed to provide the Company with a line of credit in the amount of $3,000,000 (the "Project Line of Credit"), which may be used by the Company to fund the Capital Contribution. Advances under the Project Line of Credit will bear interest at a rate of 18% per annum, which interest shall accrue until the Option Expiration Date (defined below), and principal and interest shall be payable over three years beginning on the Option Expiration Date. In consideration of the Project Line of Credit, the Working Capital Line of Credit (defined below) and the guaranty by Mr. Lien under the Line of Credit (defined below), the Company granted Mr. Lien an option (the "Option") to purchase all or a portion of the Company's interest in Bayfront Ventures pursuant to an option agreement dated April 20, 1998. The Option may be exercised by Mr. Lien at any time on or prior to the pursuant to an Option Agreement dated April 20, 1998 date one year from the date of grant ("Option Exercise Date"). The exercise price shall be equal to the Capital Contribution plus accrued interest under the Project Line of Credit, less any advances made under the Project Line of Credit, each as of the date of exercise. In addition, Mr. Lien shall be required to assume all of the Company's obligations related to Bayfront Ventures.

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

         In March 1998, Bayfront Ventures also received a commitment for permanent financing (the "Permanent Financing"), which will replace the Line of Credit after the Vessel construction has been completed. The Permanent Financing will be the lower of $5,200,000 or 70% of the lesser of the cost of the Vessel or its estimated fair market value at the time of delivery. The Permanent Financing will be evidenced by a promissory note payable in fifty-nine (59) equal payments calculated on an eight (8) year amortization, along with accrued interest, with a final balloon payment equal to the outstanding principal and interest at maturity. The interest rate will be fixed at the five-year U.S. Treasury Note Rate plus 4%. The Permanent Financing will be secured by, among other things, a First Preferred Ship Mortgage on the Vessel, a first priority security interest in the Vessel's gear, equipment and property, excluding gaming equipment. The Permanent Financing will also be guarantied by the Guarantors.

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

OVERVIEW

         The management agreement ("Management Agreement") between the Company and the Three Affiliated Tribes ("TAT") pursuant to which it managed the 4 Bears Casino & Lodge was terminated upon the closing of an agreement (the "Settlement Agreement") effective February 13, 1997. In addition, in 1997 the Company transferred substantially all of the assets related to its video lottery route operations in South Dakota ("Video Lottery Assets") for substantially all of the assets used in the operation of the Golden Gates Casino ("Golden Gates"), located in Black Hawk, Colorado. The transfer of the Video Lottery Assets was completed in June 1997 and the Golden Gates assets were transferred to the Company on July 21, 1997. As a result of these transactions, the Company will not receive any future revenues pursuant to the Management Agreement or from the Video Lottery Assets. Currently, Golden Gates is the Company's sole source of revenue.

RESULTS OF OPERATIONS

Three Months ended December 31, 1997 Compared to Three Months ended December 31, 1996

         Revenues. Total revenues decreased 59.4% to $887,004 for the three months ended December 31, 1997, compared to $2,186,888 for the three months ended December 31, 1996, primarily as a result of the termination of the Management Agreement in February 1997 and the transfer of the Video Lottery Assets in June 1997. Video lottery revenues decreased 97.3% to $53,499 for the three months ended December 31, 1997, compared to $1,964,694 for the three months ended December 31, 1996. There were no revenues from the Management Agreement for the three months ended December 31, 1997 compared to $208,371 for the three months ended December 31, 1996. The Company continued to operate one video lottery casino during the three months ended December 31, 1997 which generated video lottery and food and beverage revenues of $61,529 during this period. This video lottery casino ceased operations effective December 19, 1997 and the Company intends to sell the assets related to this operation. Golden Gates generated gaming revenues of $780,123 and other revenues, primarily food and beverage, of $45,352 for the three months ended December 31, 1997.

         Costs and Expenses. Total costs and expenses decreased 42.5% to $1,308,174 for the three months ended December 31, 1997, compared to $2,273,862 for the three months ended December 31, 1996, primarily as a result of the termination of the Management Agreement in February 1997 and the transfer of the Video Lottery Assets in June 1997. Casino operating expenses for Golden Gates were $571,392 for the three months ended December 31, 1997. Video lottery costs decreased 96.3% to $69,498 for the three months ended December 31, 1997, compared to $1,855,758 for the three months ended December 31, 1996. Selling, general and administrative expenses increased 109.4% to $382,823 for the three months ended December 31, 1997, compared to $182,802 for the three months ended December 31, 1996, due primarily to costs associated with Golden Gates. Business development expenses increased to $161,084 for the three months ended December 31, 1997, compared to $23,017 for the three months ended December 31, 1996, as a result of costs related to the development and management of Bayfront Ventures. Depreciation and amortization decreased 49.3% to $84,027 for the three months ended December 31, 1997, compared to

$165,681 for the three months ended December 31, 1996, due primarily to the transfer of the Video Lottery Assets in June 1997.

         Other Income and Expense. Interest expense and financing costs decreased to $28,765 for the three months ended December 31, 1997, compared to $157,788 for the three months ended December 31, 1996. This decrease is primarily attributable to the Company using the proceeds from the Settlement Agreement to reduce its notes payable to $1,846,031 at December 31, 1997, compared to $4,267,214 at December 31, 1996. Interest expense for the three months ended December 31, 1997 was also reduced by the capitalization of $13,473 of interest expense related to the construction of the Vessel.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $158,800 for the three months ended December 31, 1997, compared to a benefit of $81,200 for the three months ended December 31, 1996. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $387,247 at December 31, 1997, compared to $1,073,910 at September 30, 1997, a decrease of $686,663. In accordance with two agreements with the Company's lenders, the Company had restricted cash of $440,241 at December 31, 1997, compared to $288,894 at September 30, 1997. Cash of $288,894 was released in March 1998 when one of the lending agreements was retired. The decrease in cash reflects the use of funds primarily for the construction of the Vessel.

         During the three months ended December 31, 1997, the Company used cash flow from operating activities of $238,967, compared to generating cash flow of $93,111 during the three months ended December 31, 1996. The decrease in cash flow from operations is due primarily to a decrease in operating income.

         Investing activities used cash of $1,376,836 during the three months ended December 31, 1997, compared to cash provided by investing activities of $166,514 during the three months ended December 31, 1996. The Company used $1,023,023 during the three months ended December 31, 1997 for the acquisition of property and equipment (primarily for the construction of the Vessel), compared to $3,897 during the three months ended December 31, 1996. Principal payments received on long-term receivables were $159,678 during the three months ended December 31, 1996, compared to $0 during the three months ended December 31, 1997.

         Financing activities provided cash of $929,140 during the three months ended December 31, 1997, compared to cash used in financing activities of $247,709 during the three months ended December 31, 1996. Short-term borrowings provided cash of $890,000 during the three months ended December 31, 1997, compared to $225,000 during the three months ended December 31, 1996. Principal payments on long-term debt were $90,692 during the three months ended December 31, 1997, compared to $492,541 during the three months ended December 31, 1996. Payments received on stock subscription provided cash of $129,832 during the three months ended December 31, 1997, compared to $19,832 during the three months ended December 31, 1996, an increase of $110,000. This increase is a result of the sale of the promissory note reported as a stock subscription for $110,000 to BHL Capital Corporation ("BHL Capital"), a company controlled by Mr. Lien. The sales price of the promissory note was approximately $8,000 less than the remaining principal balance and as a result, Additional Paid-In Capital was reduced by this amount.

         The Company had a working capital deficit of $79,544 at December 31, 1997. The working capital deficit is a result of the Company using short-term borrowings for the construction of the Vessel.

         From November 1997 through February 1998, the Company borrowed $1,440,000 from Mr. Lien and BHL Capital in order to meet its obligations under the JV Agreement and for working capital. The amounts were borrowed pursuant to promissory notes that are due on demand and bear interest at 18%. In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay the bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which requires monthly payments of $8,500 plus accrued interest at 12% per annum, with the balance due on February 28, 1999. The Company was required to pledge all of the assets of Golden Gates to a third party lender of Mr. Lien. In April 1998, Mr. Lien signed a commitment letter whereby he has agreed to provide additional working capital to the Company in an amount not to exceed $500,000 (the "Working Capital Line of Credit"), the terms of which will be negotiated in the event advances are made under the Working Capital Line of Credit. In addition, on April 20, 1998 Mr. Lien agreed to provide the Company with a line of credit in the amount of $3,000,000 which may be used to fund the Capital Contribution under the JV Agreement. See "Note 2 to Consolidated Financial Statements" for a more detailed description of Bayfront Ventures.

Future Operations

         As of December 31, 1997, the Company's cash flow from operations was not sufficient to meet the Company's current working capital requirements. However, due to increased cash flow from Golden Gates combined with Vessel financing commitments and the financing commitment from Mr. Lien, the Company believes it will have sufficient cash flow to meet such requirements. See "Note 2 to Consolidated Financial Statements."

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit No.          Description

         10.1* Letter Agreement between Bayfront Ventures and BNC Financial Corporation dated March 17, 1998.

         10.2* Promissory Note dated March 17, 1998 executed by Bayfront Ventures in favor of BNC Financial Corporation in the principal amount of $5,000,000.

         10.3* Guaranty dated March 17, 1998 executed by Concorde Gaming Corporation in favor of BNC Financial Corporation.

         10.4* Promissory Note dated November 11, 1997 executed by Concorde Gaming Corporation in favor of BHL Capital Corporation in the principal amount of $500,000.

         10.5* Demand Note dated December 23, 1997 executed by Concorde Gaming Corporation in favor of BHL Capital Corporation in the principal amount of $290,000.

         10.6* Promissory Note dated March 6, 1998 executed by Concorde Gaming Corporation and Concorde Cripple Creek, Inc. in favor of BHL Capital Corporation in the principal amount of $500,000.

         10.7* Agreement dated November 7, 1997 between BHL Capital Corporation and Concorde Gaming Corporation.

         10.8* Agreement dated December 23, 1997 executed by Concorde Gaming Corporation in favor of BHL Capital Corporation.

         27*         Financial Data Schedule.

----------
* Filed herewith.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONCORDE GAMING CORPORATION


Date: May 8, 1998                   By: /s/ David L. Crabb
                                        ----------------------------------------
                                        David L. Crabb, Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit No.     Description
     ----------      -----------
         10.1*       Letter Agreement between Bayfront Ventures and BNC
                     Financial Corporation dated March 17, 1998.

         10.2*       Promissory Note dated March 17, 1998 executed by Bayfront
                     Ventures in favor of BNC Financial Corporation in the principal amount of $5,000,000.

         10.3*       Guaranty dated March 17, 1998 executed by Concorde Gaming
                     Corporation in favor of BNC Financial Corporation.

         10.4*       Promissory Note dated November 11, 1997 executed by
                     Concorde Gaming Corporation in favor of BHL Capital
                     Corporation in the principal amount of $500,000.

         10.5*       Demand Note dated December 23, 1997 executed by Concorde
                     Gaming Corporation in favor of BHL Capital Corporation in the principal amount of $290,000.

         10.6*       Promissory Note dated March 6, 1998 executed by Concorde
                     Gaming Corporation and Concorde Cripple Creek, Inc. in favor of BHL Capital Corporation in the principal amount of $500,000.

         10.7*       Agreement dated November 7, 1997 between BHL Capital
                     Corporation and Concorde Gaming Corporation.

         10.8*       Agreement dated December 23, 1997 executed by Concorde
                     Gaming Corporation in favor of BHL Capital Corporation.

         27*         Financial Data Schedule.



----------
* Filed herewith.