Form 10QSB
period 1998-03-31
CONCORDE GAMING CORP
filed 1998-05-15
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 1998, there were 23,673,126 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                   Page No.
                                                                                               --------
         Condensed Consolidated Balance Sheet at March 31, 1998 (unaudited)                        1

         Condensed Consolidated Statements of Operations for                                       2
           Three Months Ended March 31, 1998 and 1997 and for
           Six Months Ended March 31, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows for                                       3
           Six Months Ended March 31, 1998 and 1997 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                          4


Item 2. Management's Discussion and Analysis of Financial                                          6
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                           9

                           CONCORDE GAMING CORPORATION
                      Condensed Consolidated Balance Sheet
                                 March 31, 1998
                                   (unaudited)

Assets
Current assets:
      Cash                                                                           $  694,057
      Restricted cash                                                                   153,552
      Trade and other receivables                                                        49,119
      Prepaid expenses                                                                  267,469
      Other                                                                             609,424
                                                                                     ----------
        Total current assets                                                          1,773,621
Property and equipment, net                                                           5,558,420
Intangibles, net                                                                      1,026,313
Deferred income taxes                                                                   102,000
Other                                                                                   253,699
                                                                                     ----------
                                                                                     $8,714,053
                                                                                     ==========


Liabilities and Stockholders' Equity
Current liabilities:
      Notes payable, related party                                                   $1,812,500
      Notes payable, bank                                                               980,939
      Current maturities of long-term debt                                              101,420
      Accounts payable                                                                   42,957
      Accrued payroll and related costs                                                 104,487
      Other                                                                             335,829
      Income taxes payable                                                                    0
                                                                                     ----------
        Total current liabilities                                                     3,378,132
                                                                                     ----------

Long-term debt, less current maturities                                                 430,051
                                                                                     ----------

Stockholders' equity:
      Common stock, $.01 par value; authorized 500,000,000 shares,
        issued 23,673,126 at March 31, 1998                                             236,731
      Preferred stock, $.01 par value; authorized 10,000,000 shares,
        no shares issued and outstanding                                                      0
      Additional paid-in capital                                                      3,855,246
      Retained earnings                                                                 813,893
                                                                                     ----------
                                                                                      4,905,870
                                                                                     ----------

                                                                                     $8,714,053
                                                                                     ==========

The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION

                 Condensed Consolidated Statements Of Operations
                                   (unaudited)

                                                        Three Months Ended March 31,         Six Months Ended March 31,
                                                           1998              1997              1998              1997
                                                       ------------     -------------      ------------     -------------
Revenues:
     Casino                                            $    976,209                --      $  1,756,332                --
     Food and beverage                                       70,487            11,646           136,868            24,009
     Video lottery                                               --         1,872,243            53,499         3,836,937
     Management agreement                                        --                --                --           208,371
     Other                                                    3,083               432            11,069             1,892
                                                       ------------     -------------      ------------     -------------
     Gross revenues                                       1,049,779         1,884,321         1,957,768         4,071,209
     Less: promotional allowances                           (20,409)               --           (41,394)               --
                                                       ------------     -------------      ------------     -------------
       Net revenues                                       1,029,370         1,884,321         1,916,374         4,071,209
                                                       ------------     -------------      ------------     -------------
Costs and expenses:
     Casino                                                 572,686                --         1,144,078                --
     Food and beverage                                       46,710             6,409            86,060            13,198
     Video lottery                                               --         1,783,977            69,498         3,639,735
     Other operating expense                                     --            34,788                --            74,603
     Selling, general and administrative                    338,414           206,468           721,237           389,270
     Business development                                   212,041            43,385           373,125            66,402
     Depreciation and amortization                           88,249           165,649           172,276           331,330
                                                       ------------     -------------      ------------     -------------
       Total costs and expenses                           1,258,100         2,240,676         2,566,274         4,514,538
                                                       ------------     -------------      ------------     -------------
Loss from operations                                       (228,730)         (356,355)         (649,900)         (443,329)
                                                       ------------     -------------      ------------     -------------
Other income (expense):
     Interest income                                          4,605            31,967            12,238            32,549
     Gain on termination of management agreement                 --         2,819,750                --         2,819,750
     Other income                                             2,512            21,348             5,014            44,114
     Interest expense and financing costs                   (58,631)          (85,928)          (87,396)         (243,716)
                                                       ------------     -------------      ------------     -------------
                                                            (51,514)        2,787,137           (70,144)        2,652,697
                                                       ------------     -------------      ------------     -------------

Income (loss) before income taxes                          (280,244)        2,430,782          (720,044)        2,209,368
Federal and state income taxes (benefit)                    (94,400)          850,300          (253,200)          769,100
                                                       ------------     -------------      ------------     -------------
Net income (loss)                                      $   (185,844)        1,580,482      $   (466,844)        1,440,268
                                                       ============     =============      ============     =============

Basic and diluted earnings (loss) per share            $      (0.01)             0.07      $      (0.02)             0.07
                                                       ============     =============      ============     =============
Weighted-average common shares outstanding               23,673,126        21,929,793        23,673,126        21,929,793
                                                       ============     =============      ============     =============
Weighted-average common and
  common equivalent shares outstanding                   23,673,126        22,587,776        23,673,126        22,180,524
                                                       ============     =============      ============     =============


The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                                 Six Months Ended March 31,
                                                                                   1998             1997
                                                                                -----------     ------------
Cash flows from operating activities:
     Net income (loss)                                                          $  (466,844)       1,440,268
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
       Depreciation and amortization                                                172,276          331,330
       (Gain) on termination of management agreement                                     --       (2,819,750)
       Deferred income tax                                                          (36,000)              --
       Other                                                                         95,410          (11,115)
       Changes in assets and liabilities:
         Receivables                                                                 11,352          269,102
         Prepaid expenses and other                                                 244,303           18,227
         Accounts payable and accrued expenses                                       72,409         (119,259)
         Income taxes payable                                                      (206,471)         714,600
                                                                                -----------     ------------
     Net cash used in operating activities                                         (113,565)        (176,597)
                                                                                -----------     ------------
Cash flows from investing activities:
     Principal payments received on long-term receivables                            51,000        5,760,495
     Proceeds from termination of management agreement                                   --        2,851,061
     Purchase of property and equipment                                          (2,535,076)          (8,842)
     Payments for casino development costs                                         (244,867)         (40,770)
     Other                                                                           54,636           49,455
                                                                                -----------     ------------
     Net cash provided by (used in) investing activities                         (2,674,307)       8,611,399
                                                                                -----------     ------------
Cash flows from financing activities:
     Principal payments on long-term debt                                          (515,252)      (3,113,486)
     Net change in short-term borrowings                                          2,793,439         (595,000)
     Payments received on stock subscription                                        129,832           39,662
                                                                                -----------     ------------
     Net cash provided by (used in) financing activities                          2,408,019       (3,668,824)
                                                                                -----------     ------------
     Net increase (decrease) in cash                                               (379,853)       4,765,978
     Cash, beginning of period                                                    1,073,910          120,572
                                                                                -----------     ------------
     Cash, ending of period                                                     $   694,057        4,886,550
                                                                                ===========     ============
Supplemental disclosures of cash flow information:
     Cash payments for:
       Interest                                                                 $    60,927          371,264
                                                                                ===========     ============

       Income taxes                                                             $        --           50,000
                                                                                ===========     ============

Supplemental schedule of noncash investing and financing activities:

     Cancellation of treasury stock                                                             $    317,602
                                                                                                ============


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1997 included in the Company's 1997 Annual Report on Form 10-KSB.

         Earnings Per Share

         The Company adopted Statement of Financial Accounting Standard # 128, Earnings Per Share, in the current fiscal year. This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:

                                          Three Months Ended                          Three Months Ended
                                            March 31, 1998                              March 31, 1997
                              -----------------------------------------      ----------------------------------------
                                                                Per-                                           Per-
                                Income         Shares          Share           Income       Shares            Share
                              (Numerator)   (Denominator)      Amount        (Numerator) (Denominator)        Amount
                              ----------    ------------     ----------      ----------   ------------     ----------
Basic EPS
 net income (loss)            $ (145,644)     23,673,126     $    (0.01)     $1,580,482     21,929,793     $     0.07
Effect of Dilutive
Securities:
  Options                                              0                                       657,983
                              ----------    ------------     ----------      ----------   ------------     ----------
Diluted EPS
 net income (loss)            $ (145,644)     23,673,126     $    (0.01)     $1,580,482     22,587,776     $     0.07
                              ==========    ============     ==========      ==========   ============     ==========

                                          Six Months Ended                             Six Months Ended
                                            March 31, 1998                              March 31, 1997
                              -----------------------------------------      ----------------------------------------
                                                                Per-                                          Per-
                                Income         Shares          Share           Income       Shares           Share
                              (Numerator)   (Denominator)      Amount        (Numerator) (Denominator)       Amount
                              ----------    ------------     ----------      ----------   ------------     ----------
Basic EPS
  net income (loss)           $ (426,644)     23,673,126     $    (0.02)     $1,440,268     21,929,793     $     0.07
Effect of Dilutive
Securities:
  Options                                              0                                       250,731
                              ----------    ------------     ----------      ----------   ------------     ----------
Diluted EPS
  net income (loss)           $ (426,644)     23,673,126     $    (0.02)     $1,440,268     22,180,524     $     0.07
                              ==========    ============     ==========      ==========   ============     ==========

(2)      Obligations to Bayfront Ventures/Subsequent Events

         The Company is a party to a joint venture agreement ("JV Agreement") dated August 27, 1997 with Goldcoast Entertainment Cruises, Inc. ("Goldcoast"). The joint venture ("Bayfront Ventures") was formed for the purpose of constructing, owning, operating and managing an offshore gaming vessel (the "Vessel") from dockage at Bayfront Park in Miami, Florida. The JV Agreement requires a minimum capital contribution of $6,405,000 (the "Capital Contribution") from the Company. At March 31, 1998, the Company had contributed approximately $3,570,000 to Bayfront Ventures. Although Bayfront Ventures has obtained financing for the vessel (as described below), its ability to purchase operational equipment, fund start-up costs and meet other working capital requirements are contingent upon the Company making its Capital Contribution.

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

OVERVIEW

         The management agreement ("Management Agreement") between the Company and the Three Affiliated Tribes pursuant to which it managed the 4 Bears Casino & Lodge was terminated upon the closing of an agreement (the "Settlement Agreement") effective February 13, 1997. In addition, in 1997 the Company transferred substantially all of the assets related to its video lottery route operations in South Dakota ("Video Lottery Assets") for substantially all of the assets used in the operation of the Golden Gates Casino ("Golden Gates"), located in Black Hawk, Colorado. The transfer of the Video Lottery Assets was completed in June 1997 and the Golden Gates assets were transferred to the Company on July 21, 1997. As a result of these transactions, the Company will not receive any future revenues pursuant to the Management Agreement or from the Video Lottery Assets. Currently, Golden Gates is the Company's sole source of revenue.

RESULTS OF OPERATIONS

Three Months ended March 31, 1998 Compared to Three Months ended March 31, 1997

         Revenues. Total revenues decreased 45.4% to $1,029,370 for the three months ended March 31, 1998, compared to $1,884,321 for the three months ended March 31, 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. There were no video lottery revenues for the three months ended March 31, 1998, compared to $1,872,243 for the three months ended March 31, 1997. Golden Gates generated gaming revenues of $976,209 and other revenues, primarily food and beverage of $73,570, for the three months ended March 31, 1998.

         Costs and Expenses. Total costs and expenses decreased 44.9% to $1,258,100 for the three months ended March 31, 1998, compared to $2,240,676 for the three months ended March 31, 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. Casino operating expenses for Golden Gates were $572,686 for the three months ended March 31, 1998. There were no video lottery costs for the three months ended March 31, 1998, compared to $1,783,977 for the three months ended March 31, 1997. Selling, general and administrative expenses increased 63.9% to $338,414 for the three months ended March 31, 1998, compared to $206,468 for the three months ended March 31, 1997, due primarily to costs associated with Golden Gates. Business development expenses increased to $212,041 for the three months ended March 31, 1998, compared to $43,385 for the three months ended March 31, 1997, as a result of costs related to the development and management of Bayfront Ventures. Depreciation and amortization decreased 46.7% to $88,249 for the three months ended March 31, 1998, compared to $165,649 for the three months ended March 31, 1997, due primarily to the transfer of the Video Lottery Assets in June 1997.

         Other Income and Expense. Interest expense and financing costs decreased to $58,631 for the three months ended March 31, 1998, compared to $85,928 for the three months ended March 31, 1997. This decrease is primarily attributable to the capitalization of $53,088 of interest expense related to the construction of the Vessel. During the three months ended March 31,

1997, the closing of the Settlement Agreement resulted in a $2,819,750 gain on termination of the Management Agreement.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $94,400 for the three months ended March 31, 1998, compared to income tax expense of $850,300 for the three months ended March 31, 1997 that was due primarily to the gain on the termination of the Management Agreement. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

Six Months ended March 31, 1998 Compared to Six Months ended March 31, 1997

         Revenues. Total revenues decreased 52.9% to $1,916,374 for the six months ended March 31, 1998, compared to $4,071,209 for the six months ended March 31, 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. Video lottery revenues decreased to $53,499 for the six months ended March 31, 1998, compared to $3,836,937 for the six months ended March 31, 1997. The Company ceased operating its remaining video lottery casino in December 1997. Golden Gates generated gaming revenues of $1,756,332 and other revenues, primarily food and beverage of $98,513, for the six months ended March 31, 1998.

         Costs and Expenses. Total costs and expenses decreased 44.2% to $2,566,274 for the six months ended March 31, 1998, compared to $4,514,538 for the six months ended March 31, 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. Casino operating expenses for Golden Gates were $1,144,078 for the six months ended March 31, 1998. Video lottery costs decreased to $69,498 for the six months ended March 31, 1998, compared to $3,639,735 for the six months ended March 31, 1997. Selling, general and administrative expenses increased 85.3% to $721,237 for the six months ended March 31, 1998, compared to $389,270 for the six months ended March 31, 1997, due primarily to costs associated with Golden Gates. Business development expenses increased to $373,125 for the six months ended March 31, 1998, compared to $66,402 for the six months ended March 31, 1997, as a result of costs related to the development and management of Bayfront Ventures. Depreciation and amortization decreased 48% to $172,276 for the six months ended March 31, 1998, compared to $331,330 for the six months ended March 31, 1997, due primarily to the transfer of the Video Lottery Assets in June 1997.

         Other Income and Expense. Interest expense and financing costs decreased to $87,396 for the six months ended March 31, 1998, compared to $243,716 for the six months ended March 31, 1997. This decrease is attributable to the Company using the proceeds from the Settlement Agreement to payoff the majority of its notes payable in February 1997 and the capitalization of $66,561 of interest expense related to the construction of the Vessel.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $253,200 for the six months ended March 31, 1998, compared to income tax expense of $769,100 for the six months ended March 31, 1997 that was due primarily to the gain on termination of the Management Agreement. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $694,057 at March 31, 1998, compared to $1,073,910 at September 30, 1997, a decrease of $379,853. In accordance with lending agreements, the Company had restricted cash of $153,552 at March 31, 1998, compared to $288,894 at September 30, 1997. Cash of $288,894 was released in March 1998 when a bank term note was retired. The decrease in cash reflects the use of funds primarily for the construction of the Vessel.

         During the six months ended March 31, 1998, the Company used cash flow for operating activities of $113,565, compared to $176,597 during the six months ended March 31, 1997.

         Investing activities used cash of $2,674,307 during the six months ended March 31, 1998, compared to cash provided by investing activities of $8,611,399 during the six months ended March 31, 1997. The Company used $2,535,076 during the six months ended March 31, 1998 for the acquisition of property and equipment (primarily for the construction of the Vessel), compared to $8,842 during the six months ended March 31, 1997. Principal payments received on long-term receivables were $51,000 during the six months ended March 31, 1998, compared to $5,760,495 during the six months ended March 31, 1997, which primarily represents payments made in connection with the Settlement Agreement. During the six months ended March 31, 1997, the Company received additional proceeds of $2,851,061 from the closing of the Settlement Agreement.

         Financing activities provided cash of $2,408,019 during the six months ended March 31, 1998, compared to cash used in financing activities of $3,668,824 during the six months ended March 31, 1997. Short-term borrowings provided cash of $2,793,439 during the six months ended March 31, 1998, while short-term borrowings were reduced by $595,000 during the six months ended March 31, 1997. Principal payments on long-term debt were $515,252 during the six months ended March 31, 1998, compared to $3,113,486 during the six months ended March 31, 1997. Payments received on stock subscription provided cash of $129,832 during the six months ended March 31, 1998, compared to $39,662 during the six months ended March 31, 1997, an increase of $90,170. This increase is a result of the sale of the promissory note reported as a stock subscription for $110,000 to BHL Capital Corporation ("BHL Capital"), a company controlled by Mr. Lien. The sales price of the promissory note was approximately $8,000 less than the remaining principal balance and as a result, Additional Paid-In Capital was reduced by this amount.

         The Company had a working capital deficit of $1,604,511 at March 31, 1998. The working capital deficit is a result of the Company using short-term borrowings for the construction of the Vessel.

         From November 1997 through March 1998, the Company borrowed $1,440,000 from Mr. Lien and BHL Capital in order to meet its obligations under the JV Agreement and for working capital. The amounts were borrowed pursuant to promissory notes that are due on demand and bear interest at 18%. In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay the bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which requires monthly payments of $8,500 plus accrued interest at 12% per annum, with the balance due on February 28, 1999. The Company was required to pledge all of the assets of Golden Gates to a third party lender of Mr. Lien. In April 1998, Mr. Lien signed a commitment letter whereby he has agreed to provide additional working capital to the Company in an amount not to exceed $500,000 (the "Working Capital Line of Credit"), the terms of which will be negotiated in the event advances are made under the Working Capital Line of Credit. In addition, on April 20, 1998 Mr. Lien agreed to provide the Company with a line of credit in the amount of $3,000,000 which may be used to fund the Capital Contribution under the JV Agreement. See "Note 2 to Consolidated Financial Statements" for a more detailed description of Bayfront Ventures.

Future Operations

         As of March 31, 1998, the Company's cash flow from operations was not sufficient to meet the Company's current working capital requirements. However, due to increased cash flow from Golden Gates combined with Vessel financing commitments and the financing commitment from Mr. Lien, the Company believes it will have sufficient cash flow to meet such requirements. See "Note 2 to Consolidated Financial Statements."

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit No.          Description

   10* Letter Agreement between Bayfront Ventures and Caterpillar Financial Services Corporation dated March 5, 1998.

   27*               Financial Data Schedule.

----------------

* Filed herewith.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCORDE GAMING CORPORATION


Date: May 15, 1998                    By: /s/ David L. Crabb
                                      David L. Crabb, Chief Financial Officer

                                  Exhibit Index

Exhibit No.          Description
-----------          -----------
   10*               Letter Agreement between Bayfront Ventures and Caterpillar
                     Financial Services Corporation dated March 5, 1998.

   27                Financial Data Schedule