Form 10QSB
period 1998-06-30
CONCORDE GAMING CORP
filed 1998-08-12
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 1998, there were 23,673,126 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                    Page No.
                                                                                                                --------
         Condensed Consolidated Balance Sheet at June 30, 1998 (unaudited)                                             1

         Condensed Consolidated Statements of Operations for                                                           2
           Three Months Ended June 30, 1998 and 1997 and for
           Nine Months Ended June 30, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows for                                                           3
           Nine Months Ended June 30, 1998 and 1997 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                                              4


Item 2. Management's Discussion and Analysis of Financial                                                              6
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                               9

                           CONCORDE GAMING CORPORATION
                      Condensed Consolidated Balance Sheet
                                 June 30, 1998
                                   (unaudited)

Assets
Current assets:
      Cash                                                                       $          846,603
      Trade and other receivables                                                            38,719
      Prepaid expenses                                                                      178,443
      Other                                                                                 983,935
                                                                                 -------------------
        Total current assets                                                              2,047,700
Property and equipment, net                                                              10,242,826
Intangibles, net                                                                            995,931
Deferred income taxes                                                                       144,000
Other                                                                                       259,796
                                                                                 ===================
                                                                                 $       13,690,253
                                                                                 ===================


Liabilities and Stockholders' Equity
Current liabilities:
      Notes payable, related party                                               $        2,741,000
      Notes payable, bank                                                                 3,202,505
      Current maturities of long-term debt                                                  104,262
      Accounts payable - trade                                                               47,501
      Accounts payable - property and equipment related                                   1,894,473
      Accrued payroll and related costs                                                      85,128
      Other                                                                                 457,117
                                                                                 -------------------
        Total current liabilities                                                         8,531,986
                                                                                 -------------------

Long-term debt, less current maturities                                                     397,334
                                                                                 -------------------

Stockholders' equity:
      Common stock, $.01 par value; authorized 500,000,000 shares,
        issued 23,673,126 at June 30, 1998                                                  236,731
      Preferred stock, $.01 par value; authorized 10,000,000 shares,
        no shares issued and outstanding                                                          0
      Additional paid-in capital                                                          3,855,246
      Retained earnings                                                                     668,956
                                                                                 -------------------
                                                                                          4,760,933
                                                                                 -------------------

                                                                                 $       13,690,253
                                                                                 ===================

The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)

                                                     Three Months Ended June 30,            Nine Months Ended June 30,
                                                        1998               1997                1998               1997
                                                 ----------------     --------------    ----------------    ---------------
Revenues:
     Casino                                      $      1,058,881                  -    $      2,815,213                  -
     Food and beverage                                     79,141             13,500             216,009             37,509
     Video lottery                                              -          1,795,371              53,499          5,632,308
     Management agreement                                       -                  -                   -            208,371
     Other                                                  4,645              1,297              15,714              3,189
                                                 ----------------     --------------    ----------------    ---------------
     Gross revenues                                     1,142,667          1,810,168           3,100,435          5,881,377
     Less: promotional allowances                         (22,991)                 -             (64,385)                 -
                                                 ----------------     --------------    ----------------    ---------------
       Net revenues                                     1,119,676          1,810,168           3,036,050          5,881,377
                                                 ----------------     --------------    ----------------    ---------------

Costs and expenses:
     Casino                                               666,729                  -           1,810,807                  -
     Food and beverage                                     52,953              7,925             139,013             21,123
     Video lottery                                              -          1,637,340              69,498          5,277,075
     Other operating expense                                    -                  -                   -             74,603
     Selling, general and administrative                  353,692            173,182           1,074,929            562,452
     Business development                                 123,418             50,824             496,543            117,226
     Depreciation and amortization                         92,068             99,970             264,344            431,300
                                                 ----------------     --------------    ----------------    ---------------
       Total costs and expenses                         1,288,860          1,969,241           3,855,134          6,483,779
                                                 ----------------     --------------    ----------------    ---------------

Loss from operations                                     (169,184)          (159,073)           (819,084)          (602,402)
                                                 ----------------     --------------    ----------------    ---------------

Other income (expense):
     Interest income                                        2,206             62,157              14,444             94,706
     Gain on termination of management agreement                -                  -                   -          2,819,750
     Other income                                           5,012             31,962              10,026             76,076
     Interest expense and financing costs                 (59,773)           (16,059)           (147,169)          (259,775)
                                                 ----------------     --------------    ----------------    ---------------
                                                          (52,555)            78,060            (122,699)         2,730,757
                                                 ----------------     --------------    ----------------    ---------------

Income (loss) before income taxes                        (221,739)           (81,013)           (941,783)         2,128,355
Federal and state income taxes (benefit)                  (76,800)           (27,400)           (330,000)           741,700
                                                 ----------------     --------------    ----------------    ---------------
Net income (loss)                                $       (144,939)           (53,613)   $       (611,783)         1,386,655
                                                 ================     ==============    ================    ===============

Basic and diluted earnings (loss) per share      $          (0.01)              0.00    $          (0.03)              0.06
                                                 ================     ==============    ================    ===============

Weighted-average common shares outstanding             23,673,126         21,929,793          23,673,126         21,929,793
                                                 ================     ==============    ================    ===============

Weighted-average common and
  common equivalent shares outstanding                 23,673,126         21,929,793          23,673,126         22,096,947
                                                 ================     ==============    ================    ===============

The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                                         Nine Months Ended June 30,
                                                                                         1998                  1997
                                                                                -------------------   ------------------
Cash flows from operating activities:
    Net income (loss)                                                           $         (611,783             1,386,655
    Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                                        264,344               431,300
      (Gain) on termination of management agreement                                             --            (2,819,750)
      Deferred income tax                                                                  (78,000)                   --
      Other                                                                                 95,410               (34,152)
      Changes in assets and liabilities:
        Receivables                                                                         21,752               250,292
        Prepaid expenses and other                                                         187,506                 9,795
        Accounts payable and accrued expenses                                              178,884              (346,505)
        Income taxes payable                                                              (206,471)              186,290
                                                                                -------------------   ------------------
    Net cash used in operating activities                                                 (148,358)             (936,075)
                                                                                -------------------   ------------------

Cash flows from investing activities:
    Principal payments received on long-term receivables                                     51,000            5,766,985
    Proceeds from termination of management agreement                                            --            2,851,061
    Purchase of property and equipment                                                   (5,381,882)             (45,525)
    Payments for casino development costs                                                  (473,555)             (71,240)
    Other                                                                                   197,278               93,185
                                                                                -------------------   ------------------
    Net cash provided by (used in) investing activities                                  (5,607,159)           8,594,466
                                                                                -------------------   ------------------

Cash flows from financing activities:
    Principal payments on long-term debt                                                   (545,127)          (3,388,967)
    Net change in short-term borrowings                                                   5,943,505             (595,000)
    Payments received on stock subscription                                                 129,832               59,495
                                                                                -------------------   ------------------
    Net cash provided by (used in) financing activities                                   5,528,210           (3,924,472)
                                                                                -------------------   ------------------

    Net increase (decrease) in cash                                                       (227,307)            3,733,919
    Cash, beginning of period                                                             1,073,910              120,572
                                                                                -------------------   ------------------
    Cash, end of period                                                         $           846,603            3,854,491
                                                                                ===================   ==================

Supplemental disclosures of cash flow information: Cash payments for:
      Interest                                                                  $           153,148              388,849
                                                                                ===================   ==================

      Income taxes                                                              $            90,000              545,000
                                                                                ===================   ==================
Supplemental schedule of noncash investing and financing activities:

    Cancellation of treasury stock                                                                    $          317,602
                                                                                                      ==================

    Note receivable equal to the book value of video lottery assets that
      were exchanged for casino assets subsequent to June 30, 1997                                    $        1,593,133
                                                                                                      ==================


The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1997 included in the Company's 1997 Annual Report on Form 10-KSB.

         Earnings Per Share

         The Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share, in the current fiscal year. This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:

                                   Three Months Ended                                Three Months Ended
                                      June 30, 1998                                     June 30, 1997
                      ----------------------------------------------   ------------------------------------------------
                                                            Loss                                              Loss
                           Loss             Shares          Per             Loss             Shares            Per
                        (Numerator)     (Denominator)      Share        (Numerator)      (Denominator)        Share
                      ---------------- ----------------- -----------   --------------- ------------------- ------------
    Basic EPS              ($144,939)        23,673,126     ($0.01)         ($53,613)          21,929,793      ($0.00)
    Effect of
    Dilutive
    Securities:
      Options
                      ---------------- ----------------- -----------   --------------- ------------------- ------------
    Diluted EPS            ($144,939)        23,673,126     ($0.01)         ($53,613)          21,929,793      ($0.00)
                      ================ ================= ===========   =============== =================== ============

                                    Nine Months Ended                                 Nine Months Ended
                                      June 30, 1998                                     June 30, 1997
                      ----------------------------------------------   ------------------------------------------------
                                                            Loss                                            Earnings
                           Loss             Shares          Per           Earnings           Shares            Per
                        (Numerator)     (Denominator)      Share        (Numerator)      (Denominator)        Share
                      ---------------- ----------------- -----------   --------------- ------------------- ------------
    Basic EPS              ($611,783)        23,673,126     ($0.03)        $1,386,655          21,929,793        $0.06
    Effect of
    Dilutive
    Securities:
      Options                                                                                     167,154
                      ---------------- ----------------- -----------   --------------- ------------------- ------------
    Diluted EPS            ($611,783)        23,673,126     ($0.03)        $1,386,655          22,096,947        $0.06
                      ================ ================= ===========   =============== =================== ============

(2)      Obligations to Bayfront Ventures

         The Company is a party to a joint venture agreement ("JV Agreement") dated August 27, 1997 with Goldcoast Entertainment Cruises, Inc. ("Goldcoast"). The joint venture ("Bayfront Ventures") was formed for the purpose of constructing, owning, operating and managing an offshore gaming vessel (the "Vessel") from dockage at Bayfront Park in Miami, Florida. The JV Agreement requires a capital contribution of $6,405,000 (the "Capital Contribution") from the Company payable in accordance with the construction and capital outlay needs of Bayfront Ventures. At June 30, 1998, the Company had contributed approximately $4,160,000 to Bayfront Ventures.

         On April 20, 1998, the Company entered into an option agreement (the "Option Agreement") with Bruce H. Lien, the majority shareholder of the Company, under which the Company granted Mr. Lien an option (the "Option") to purchase all or a portion of the Company's interest in Bayfront Ventures in consideration for Mr. Lien, or an entity controlled by him, providing the Company with the Project Line of Credit (defined below), the Working Capital Line of Credit (see "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources") and the guaranty of Mr. Lien of the Line of Credit (defined below). The Option may be exercised by Mr. Lien at any time on or prior to April 20, 1999 ("Option Expiration Date"). The exercise price shall be equal to the total Capital Contribution made by the Company up to the exercise date, plus certain costs incurred by the Company in connection with Bayfront Ventures, and financing costs incurred by the Company on all obligations related to Bayfront Ventures, less any advances made under the Project Line of Credit, each as of the date of exercise. In addition, Mr. Lien shall be required to assume all of the Company's obligations related to Bayfront Ventures. In accordance with the Option Agreement, the Company entered into an agreement with BHL Capital Corporation ("BHL Capital"), a company controlled by Mr. Lien, whereby BHL Capital agreed to provide the Company with a line of credit in the amount of $3,000,000 (the "Project Line of Credit"), which Project Line of Credit may be used by the Company to fund the balance of the Capital Contribution. Advances under the Project Line of Credit will bear interest at a rate of 18% per annum, which interest shall accrue until the earlier of the date the Option is exercised or the Option Expiration Date (the "Payment Start Date"), and principal and interest shall be payable over three years beginning on the Payment Start Date. As of June 30, 1998, the Company had borrowed $835,000 under the Project Line of Credit.

         In March 1998, Bayfront Ventures obtained a line of credit equal to the lesser of $5.0 million or 70% of the lesser of the cost of the Vessel or its estimated fair market value (the "Line of Credit") in order to complete the construction of the Vessel. The Line of Credit bears interest at an adjustable rate equal to 3.75% per annum above the prime rate, as published in the Wall Street Journal. The Line of Credit is secured by, among other things, the guarantees of Mr. Lien, Mrs. Lien, the Company, Goldcoast and certain other individuals (the "Guarantors"), and a First Preferred Ship Mortgage on the Vessel, the execution and delivery of which shall be determined by the lender at its sole discretion. The Line of Credit is due and payable upon the initial funding of the Permanent Financing (defined below).

         In March 1998, Bayfront Ventures also received a commitment for permanent financing (the "Permanent Financing") of the Vessel. The Permanent Financing will be the lesser of $5,200,000 or 70% of the lesser of the cost of the Vessel or its estimated fair market value at the time of delivery. The Permanent Financing will be evidenced by a promissory note payable in fifty-nine (59) equal payments calculated on an eight (8) year amortization, along with accrued interest, with a final balloon payment equal to the outstanding principal and interest at maturity. The interest rate will be fixed at the five-year U.S. Treasury Note Rate plus 4% as determined ten (10) business days prior to the funding date. The Permanent Financing will be secured by, among other things, a First Preferred Ship Mortgage on the Vessel; a first priority security interest in the Vessel's gear, equipment and property, excluding gaming equipment; and guarantees of the Company, Mr. Lien, Mrs. Lien and certain other individuals.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, Mr. Lien's right to exercise the Option, delays in construction of the Vessel, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact the Company's operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in the Company's operations. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

         The management agreement ("Management Agreement") between the Company and the Three Affiliated Tribes pursuant to which it managed the 4 Bears Casino & Lodge was terminated upon the closing of an agreement (the "Settlement Agreement") effective February 13, 1997. In addition, in 1997 the Company exchanged substantially all of the assets related to its video lottery route operations in South Dakota ("Video Lottery Assets") for substantially all of the assets used in the operation of the Golden Gates Casino ("Golden Gates"), located in Black Hawk, Colorado. The exchange of the Video Lottery Assets was completed in June 1997 and the Golden Gates assets were transferred to the Company effective July 21, 1997. As a result of these transactions, the Company will not receive any future revenues pursuant to the Management Agreement or from the Video Lottery Assets. Currently, Golden Gates is the Company's sole source of revenue.

RESULTS OF OPERATIONS
Three Months ended June 30, 1998 Compared to Three Months ended June 30, 1997

         Revenues. Total revenues decreased 38.1% to $1,119,676 for the three months ended June 30, 1998, compared to $1,810,168 for the three months ended June 30, 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. The loss of video lottery revenues for the three months ended June 30, 1998, compared to the three months ended June 30, 1997, was partially offset by gaming revenues of $1,058,881 and other revenues, primarily food and beverage of $60,795, generated by Golden Gates for the three months ended June 30, 1998.

         Costs and Expenses. Total costs and expenses decreased 34.6% to $1,288,860 for the three months ended June 30, 1998, compared to $1,969,241 for the three months ended June 30, 1997, primarily as a result of the transfer of the Video Lottery Assets. Selling, general and administrative expenses increased 104.2% to $353,692 for the three months ended June 30, 1998, compared to $173,182 for the three months ended June 30, 1997, due primarily to costs associated with Golden Gates. Business development expenses increased to $123,418 for the three months ended June 30, 1998, compared to $50,824 for the three months ended June 30, 1997, primarily as a result of costs related to the development and management of Bayfront Ventures.

         Other Income and Expense. Interest expense and financing costs increased to $59,773 for the three months ended June 30, 1998, compared to $16,059 for the three months ended June 30, 1997. The increase is primarily related to interest on real estate mortgages on property owned by Golden Gates. In addition, the Company capitalized $168,996 of interest expense related to the construction of the Vessel during the three months ended June 30, 1998.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $76,800 for the three months ended June 30, 1998, compared to $27,400 for the three months ended June 30, 1997. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

Nine Months ended June 30, 1998 Compared to Nine Months ended June 30, 1997

         Revenues. Total revenues decreased 48.4% to $3,036,050 for the nine months ended June 30, 1998, compared to $5,881,377 for the nine months ended June 30, 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. Video lottery revenues decreased to $53,499 for the nine months ended June 30, 1998, compared to $5,632,308 for the nine months ended June 30, 1997. The Company ceased operating its remaining video lottery casino in December 1997. The loss of video lottery revenues was partially offset by gaming revenues of $2,815,213 and other revenues, primarily food and beverage, of $159,205 generated by Golden Gates for the nine months ended June 30, 1998.

         Costs and Expenses. Total costs and expenses decreased 40.5% to $3,855,134 for the nine months ended June 30, 1998, compared to $6,483,779 for the nine months ended June 30, 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. Selling, general and administrative expenses increased 91.1% to $1,074,929 for the nine months ended June 30, 1998, compared to $562,452 for the nine months ended June 30, 1997, due primarily to costs associated with Golden Gates. Business development expenses increased to $496,543 for the nine months ended June 30, 1998, compared to $117,226 for the nine months ended June 30, 1997, primarily as a result of costs related to the development and management of Bayfront Ventures. Depreciation and amortization decreased 38.7% to $264,344 for the nine months ended June 30, 1998, compared to $431,300 for the nine months ended June 30, 1997, due primarily to the transfer of the Video Lottery Assets in June 1997. In addition food and beverage expenses increased to $139,013 for the nine months ended June 30, 1998, compared to $21,123 for the nine months ended June 30, 1997, due to the operation of Golden Gates.

         Other Income and Expense. Interest expense and financing costs decreased to $147,169 for the nine months ended June 30, 1998, compared to $259,775 for the nine months ended June 30, 1997. This decrease is attributable to the Company using the proceeds from the Settlement Agreement to payoff the majority of its notes payable in February 1997 and the capitalization of $235,557 of interest expense related to the construction of the Vessel during the nine months ended June 30, 1998. The proceeds from the Settlement Agreement resulted in a $2,819,750 gain on the termination of the Management Agreement during the nine months ended June 30, 1997.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $330,000 for the nine months ended June 30, 1998, compared to income tax expense of $741,700 for the nine months ended June 30, 1997 that was due primarily to the gain on termination of the Management Agreement. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $846,603 at June 30, 1998, compared to $1,073,910 at September 30, 1997, a decrease of $227,307. The Company did not have any restrictions on cash at June 30, 1998, compared to restricted cash of $288,894 at September 30, 1997, which was released in March 1998 when a bank term note was retired. The decrease in cash reflects the use of funds primarily for the construction of the Vessel.

         During the nine months ended June 30, 1998, the Company used cash for operating activities of $148,358, compared to $936,075 during the nine months ended June 30, 1997, a decrease of $787,717.

         Investing activities used cash of $5,607,159 during the nine months ended June 30, 1998, compared to cash provided by investing activities of $8,594,466 during the nine months ended June 30, 1997. The Company used $5,381,882 during the nine months ended June 30, 1998 for the acquisition of property and equipment (primarily for the construction of the Vessel), compared to $45,525 during the nine months ended June 30, 1997. Principal payments received on long-term receivables were $51,000 during the nine months ended June 30, 1998, compared to $5,766,985 during the nine months ended June 30, 1997, which primarily represents payments made in connection with the Settlement Agreement. During the nine months ended June 30, 1997, the Company received additional proceeds of $2,851,061 from the closing of the Settlement Agreement.

         Financing activities provided cash of $5,528,210 during the nine months ended June 30, 1998, compared to cash used in financing activities of $3,924,472 during the nine months ended June 30, 1997. Short-term borrowings provided cash of $5,943,505 during the nine months ended June 30, 1998, while short-term borrowings were reduced by $595,000 during the nine months ended June 30, 1997. Principal payments on long-term debt were $545,127 during the nine months ended June 30, 1998, compared to $3,388,967 during the nine months ended June 30, 1997. Payments received on stock subscription provided cash of $129,832 during the nine months ended June 30, 1998, compared to $59,495 during the nine months ended June 30, 1997, an increase of $70,337. This increase is a result of the sale of the promissory note reported as a stock subscription for $110,000 to BHL Capital. The sales price of the promissory note (the "Note") was approximately $8,000 less than the remaining principal balance and as a result, Additional Paid-In Capital was reduced by this amount. The sales price for the sale of the Note was determined on an arms length basis.

         The Company had a working capital deficit of $6,484,286 at June 30, 1998. The working capital deficit is a result of the Company using short-term borrowings for the construction of the Vessel.

         From November 1997 through March 1998, the Company borrowed $1,440,000 from Mr. Lien and BHL Capital in order to meet its obligations under the JV Agreement and for working capital. The amounts were borrowed pursuant to promissory notes that are due on demand and bear interest at 18%. In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay the bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which requires monthly payments of $8,500 plus accrued interest at 12% per annum, with the balance due on March 5, 1999. In connection with this loan, the Company pledged all of Golden Gates' assets to a third party lender of Mr. Lien, as consideration for the third party lender's loan of $500,000 to Mr. Lien, who then loaned such amount to the Company. In April 1998, Mr. Lien signed a commitment letter whereby he agreed to provide additional working capital to the Company in an amount not to exceed $500,000 (the "Working Capital Line of Credit"), the terms of which will be negotiated in the event advances are made under the Working Capital Line of Credit. In addition, on April 20, 1998 BHL Capital agreed to provide the Company with the Project Line of Credit for $3,000,000 which may be used to fund the Capital Contribution under the JV Agreement. At June 30, 1998, the Company has borrowed $835,000 under the Project Line of Credit. See "Note 2 to Condensed Consolidated Financial Statements" for a more detailed description of Bayfront Ventures.

Future Operations

         As of June 30, 1998, the Company's cash flow from operations was not sufficient to meet the Company's current working capital requirements. However, due to increased cash flow from Golden Gates, combined with Vessel financing and the financing commitments from Mr. Lien and BHL Capital, the Company believes it will have sufficient cash flow to meet its current working capital requirements and current capital commitments. See "Note 2 to Condensed Consolidated Financial Statements." However, in the event commercial operations of the Vessel do not commence in October 1998, or the operating results of the Vessel do not substantially meet Bayfront Ventures' projections, the Company may need to seek additional financing to satisfy its debt payment obligations as they become due and fund its operations. The Company can provide no assurances that additional financing will be available on acceptable terms or at all.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit No.          Description
-----------          -----------

         10.1(1) Option Agreement dated April 20, 1998 between Concorde Gaming Corporation and Bruce H. Lien

         10.2(1) Promissory Note dated April 20, 1998 in the aggregate principal amount of $3,000,000 executed by Concorde Gaming Corporation and BHL Capital Corporation

         27*         Financial Data Schedule.


----------------
 *  Filed herewith.
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONCORDE GAMING CORPORATION


Date: August 11, 1998                   By: /s/ David L. Crabb
                                        David L. Crabb, Chief Financial Officer

                                  Exhibit Index

  Exhibit No.              Description
  -----------              -----------

         27                Financial Data Schedule