Form 10KSB40
period 1998-09-30
CONCORDE GAMING CORP
filed 1999-01-11
CIK 215503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File No.
September 30, 1998                                                        0-8698


                           CONCORDE GAMING CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Colorado                                                  84-0716683
--------------------------------                            --------------------
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

         State issuer's revenues for the most recent fiscal year.  $ 4,226,687

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998 was $2,244,518. This calculation is based upon the average of the bid ($0.15625) and asked ($0.46875) price of the voting stock on December 31, 1998.

         The number of shares issued of the issuer's $.01 par value common stock was 23,673,126 as of December 31, 1998.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         Concorde Gaming Corporation (the "Company" or the "Registrant"), through a wholly-owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly-owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises") and Conami, Inc., a Florida corporation ("Conami") owns an 80% interest in two joint ventures, Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa") and Princesa Partners, a Florida general partnership ("Princesa Partners"), which own and operate an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. Concorde Cruises owns an 80% interest in Casino Princesa and Conami owns an 80% interest in Princesa Partners. Princesa Partners owns the Princesa and pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. The Princesa commenced operations in October, 1998.

         Prior to June 1997, the Company was primarily engaged in the operation of a video lottery route operation in South Dakota and prior to February 1997, the Company also managed the 4 Bears Casino and Lodge (the "4 Bears Casino") in North Dakota. The Company was incorporated as a Colorado corporation on September 1, 1976.

BUSINESS DEVELOPMENTS

         CASINO PRINCESA

         LEG Agreement. On August 5, 1997, the Company and Leo Equity Group, Inc. ("LEG"), a Florida corporation, entered into an agreement ("LEG Agreement") whereby LEG assigned to the Company all of its interest in Casino Princesa, formed for the purpose of constructing, owning, operating and managing an offshore gaming vessel from dockage at Bayfront Park in Miami, Florida (the "Project"). Pursuant to the LEG Agreement, the Company acquired all of LEG's right, title and interest in Casino Princesa for $650,000 plus payments equal to 2% of Casino Princesa's "gaming win" per operating year for the first three years of operations (subject to a minimum of $175,000 and a maximum of $400,000). The Company owns an 80% interest in Casino Princesa and Goldcoast Entertainment Cruises, Inc., an unaffiliated Florida corporation ("Goldcoast"), owns the remaining 20%. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--LIQUIDITY AND CAPITAL RESOURCES."

         Bayfront Joint Venture Agreement. On August 27, 1997, the Company and Goldcoast entered into a joint venture agreement ("Bayfront Agreement") to construct and operate an off shore gaming vessel. Pursuant to a Bill of Sale and Assignment and Assumption Agreement dated as of July 6, 1998 between the Company and its wholly owned subsidiary, Concorde Cruises, the Company assigned its interest in Casino Princesa to Concorde Cruises and Concorde Cruises assumed all liabilities related thereto. Pursuant to the Bayfront Agreement, the Company contributed $6,405,000 to Casino Princesa for the construction and other start-up costs of Casino Princesa related to the Project. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--LIQUIDITY AND CAPITAL RESOURCES."

         Use Agreement. On June 25, 1997, Casino Princesa entered into a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement was amended on August 29, 1997. The Use Agreement grants Casino Princesa the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term ("Use Initial Term") of the Use Agreement, as amended, is for five years commencing October 1, 1997 with the option to extend for one additional five year term ("Extension Term"). Casino Princesa has a right of first refusal to extend the Extension Term for one additional five year term provided the Trust in its sole discretion has determined to permit the continued use of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement that was caused by Casino Princesa. The Use Agreement provides that Casino Princesa shall pay the Trust annual fees during the Use Initial Term as follows: $400,000 in year one, $450,000 in each of years 2 and 3, and $475,000 in each of years 4 and 5. The Company is also required to provide an irrevocable letter of credit on behalf of Casino Princesa for the benefit of the Trust to secure payment of the annual fees to the Trust for the next two years throughout the term of the Use Agreement, in an amount equal to the next two years' annual fees. As of September 30, 1998, the Company has provided a $925,000 irrevocable letter of credit (the "Letter of Credit") to the Trust. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--LIQUIDITY AND CAPITAL RESOURCES."

         Vessel Construction Agreement. On August 26, 1997, Casino Princesa entered into a vessel construction agreement ("Vessel Construction Agreement") with Keith Marine, Inc. to build the Princesa. On September 30, 1998, Casino Princesa assigned its interest in and to the Vessel Construction Agreement to Princesa Partners. The vessel was completed and commenced operations in October, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--LIQUIDITY AND CAPITAL RESOURCES."

         Princesa Partners Joint Venture Agreement. On October 22, 1998, Goldcoast and Conami entered into a joint venture agreement (the "Princesa Agreement") the purpose of which was to own and charter the Princesa to Casino Princesa. Conami owns an 80% interest in Princesa Partners and Goldcoast owns a 20% interest.

         FINANCING

         Permanent Financing. Princesa Partners entered into a Loan and Security Agreement with a number of lenders (the "Lenders"), to obtain permanent financing (the "Vessel Loan") for the Princesa. Proceeds of the Vessel Loan were used to pay in full the loan for construction financing with respect to the Princesa, to acquire equipment (including gaming equipment) for the Princesa and for other project costs. The Vessel Loan is secured by a first Preferred Ship Mortgage (the "Ship Mortgage") dated October 15, 1998. Also, Casino Princesa and Princesa Partners granted to the Lenders, pursuant to a Security Agreement (the "Security Agreement") dated as of October 22, 1998, a security interest in all furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners and used in connection with or located on the Princesa.

         Pursuant to the Vessel Loan, Casino Princesa and the Company guaranteed the obligations of Princesa Partners pursuant to a Guaranty, Subordination Agreement, Security Agreement and Indemnity dated October 22, 1998 (the "Bayfront Guaranty") and to a Guaranty dated October 22, 1998, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--LIQUIDITY AND CAPITAL RESOURCES."

         MANAGEMENT AGREEMENT

         TAT Settlement Agreement. On September 27, 1996, Bruce H. Lien Company, a wholly-owned subsidiary of the Company ("BHL"), and the Three Affiliated Tribes ("TAT") entered into a settlement agreement (the "Settlement Agreement") to resolve disputes arising out of the management agreement (the "Management Agreement") between BHL and TAT, pursuant to which BHL managed the 4 Bears Casino. Pursuant to the terms of the Settlement Agreement, on February 13, 1997, TAT paid the Company $8.65 million in consideration for the termination of the Management Agreement, which resulted in a gain to the Company of $2,819,250 during fiscal 1997. BHL was dissolved during the 1997 fiscal year.

         GOLDEN GATES CASINO

         North Star Asset Exchange Agreement. Pursuant to the terms of an Asset Exchange Agreement (the "Agreement") dated June 12, 1997 by and among North Star Casino Limited Liability Company ("North Star"), the Company and its wholly owned subsidiaries Midwest Gaming, Inc., Concorde Cripple Creek and Concorde Gaming of South Dakota, Inc., the Company exchanged substantially all of the assets related to its video lottery route operations in South Dakota (the "Video Lottery Assets") for substantially all of North Star's assets used in its business of owning and operating the Golden Gates Casino (the "Casino Assets"). Additionally, the Company paid North Star approximately $480,000 in cash, assumed approximately $773,000 in liabilities related to the Casino Assets and issued 1,743,333 shares of the Company's common stock, $.01 par value ("Common Stock"). The transfers were completed in July 1997.

         Parking Garage Agreement. Concorde Cripple Creek, Elevation E8000+, LLC ("E8000") and KMM Parking L.L.C., a Colorado limited liability company ("KMM") entered into an agreement dated October 22, 1997 (the "Parking Garage Agreement") to subject certain property located in Black Hawk, Colorado to a condominium regime. Pursuant to the Parking Garage Agreement, the parties contributed parcels of land adjacent or near the Golden Gates Casino for construction of a 450 stall parking garage ("Parking Garage"). Under the Parking Garage Agreement, KMM has until December 31, 1998 to obtain all governmental approvals to construct the Parking Garage. If KMM is successful in obtaining all governmental approvals, it will then have 45 days to obtain a loan (the "Loan") for approximately $10,000,000 to finance construction of the Parking Garage with the Loan to be repaid solely by KMM. Collateral for the Loan shall initially include the parties' contributed property, provided, that upon completion of the Parking Garage, only KMM's ownership interest in the Parking Garage may be used as collateral. Upon completion of the Parking Garage, the parties will enter into a condominium declaration whereby each party will receive a proportionate share of the parking spaces based on each party's contribution of property, provided however, Concorde Cripple Creek will own a minimum of 34 parking spaces. In addition, Concorde Cripple Creek will be required to lease E8000's parking spaces, which will be a minimum of 41 parking spaces. The Parking Garage Agreement was amended on February 2, 1998, July 6, 1998 and October 19, 1998.

COLORADO OPERATIONS

         Colorado law permits limited stakes casino gaming ($5.00 or less per wager) in three historic mining towns, Black Hawk and Central City, adjacent towns located approximately 40 miles west of Denver, and Cripple Creek, approximately 90 miles south of Denver. Black Hawk and Central City form the primary gaming market in Colorado, and competition within these markets is intense.

         The Golden Gates Casino is located on Main Street in Black Hawk, Colorado directly across from the Richman Street bridge, which bridge provides access onto Main Street from U.S. Highway 119. The Golden Gates Casino offers 3 blackjack tables, 1 poker table, and 215 gaming machines on approximately 3,800 square feet of gaming floor space and also features a 50-seat restaurant, a full service liquor bar and furnishes nightly valet parking for its gaming patrons in the adjacent parking lot.

         The Golden Gates Casino depends primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents for its customer base. Denver, and its surrounding communities, have an approximate population of 1.8 million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

COMPETITION

         The primary competition for the Golden Gates Casino is from other casinos operating in Black Hawk and Central City, of which there were approximately 30 as of September 30, 1998, and, secondarily, casinos operating in Cripple Creek of which there were approximately 19 as of September 30, 1998. The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of gaming machines and tables, types and pricing of amenities, name recognition, and overall atmosphere.

         In June 1998, the Lodge Casino at Black Hawk opened across the street from Golden Gates Casino. In late December of 1998, a new casino, the Isle of Capri, opened in Black Hawk. In addition, other casino projects are reported to be in various stages of planning or have commenced construction in Black Hawk. More experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, including Harvey's, Isle of Capri Casinos, Anchor Gaming, Fitzgerald's, and Riviera, many of which have substantially greater financial and marketing resources than the Company or Concorde Cripple Creek. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities to continue to increase.

         While it is difficult to assess the development and timing of competing projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the announced projects will be completed and opened to the public. The Company believes the opening of the Lodge Casino at Black Hawk across the street from the Golden Gates Casino has increased the number of casino patrons and increased revenues over prior years results. However, should any of the announced casino projects open, the increased competition may adversely affect the Golden Gates Casino's operations.

         A decline in the Denver economy, a decline in the Black Hawk gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

         In addition to competing with other gaming facilities in Colorado as described above, the Golden Gates Casino competes, to a lesser degree, for customers with gaming facilities nationwide, including casinos in Nevada and Atlantic City and casinos operated on Native American lands in various Western states, including Colorado. Many of these competitors have substantially greater financial resources and experience in the gaming business. The Golden Gates Casino also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming and pari-mutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

SEASONAL FLUCTUATION AND INCLEMENT WEATHER

         Because the Golden Gates Casino is located in the Rocky Mountains, sudden and severe winter storms impact operations. Access to Black Hawk, which is located ten miles from Interstate 70, is via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, reducing the number of patrons traveling to Black Hawk and negatively affecting the Company's operating results during these periods. In addition, bad weather can result in a loss of services to the Golden Gates Casino which also negatively affects the Company's operating results. As a result, the Golden Gates Casino's business tends to be seasonal, with the highest level of activity occurring during the summer months.

DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES

         The operation of the Golden Gates Casino requires qualified managers and skilled employees with gaming industry experience and qualifications necessary to obtain the requisite licenses. The Company believes that a shortage of skilled labor which exists in the gaming industry will make it increasingly difficult and expensive to attract and retain qualified employees. Increasing competition in the Black Hawk market for qualified employees may lead to higher costs in order to retain and attract qualified employees. While the Company believes that the Golden Gates Casino will be able to attract and retain qualified employees, there can be no assurance that the Golden Gates Casino will be able to do so. If the Golden Gates Casino is not able to attract and retain qualified employees or if labor costs increase in connection therewith, there could be an adverse impact on the Company's results of operation.

LEGISLATIVE ISSUES

         In August 1996, President Clinton signed a bill creating the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provides that the commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. There can be no assurance that federal or state initiatives or legislation will not be passed in the future that could adversely impact the business of the Golden Gates Casino.

COLORADO GAMING REGULATIONS

         Under Colorado law and regulations (the "Colorado Regulations"), the ownership and operation of casino facilities, including matters such as hours of operation and the square footage of a casino that can be used for gaming activities, are subject to regulation by the Colorado Division of Gaming, which is supervised by the five-member Colorado Limited Gaming Control Commission (the "Gaming Commission").

         The Gaming Commission requires various licenses, findings of suitability, registrations, permits and approvals to be held by the Company and its subsidiaries. The Gaming Commission may, among other things, limit, condition, suspend or revoke a license to operate for any cause deemed reasonable. Substantial fines or forfeiture of assets may be levied against Concorde Cripple Creek and the persons involved for violations of gaming laws or regulations In addition, the actions of persons associated with Concorde Cripple Creek and its management employees, over which Concorde Cripple Creek may have little or no control, could jeopardize any licenses held by Concorde Cripple Creek in Colorado. The suspension or revocation of any of Concorde Cripple Creek's licenses or the levy on Concorde Cripple Creek of substantial fines or forfeiture of assets would have a material adverse effect on the Company.

         To date, Concorde Cripple Creek has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gates Casino. However, gaming licenses and related approvals are deemed to be privileges under Colorado law, and no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing licenses, permits or approvals will not be revoked or not renewed. The current retail gaming license for Golden Gates Casino expires in July 1999. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that the Company can successfully renew its licenses in a timely manner or at all.

         Under the Colorado Regulations, no person can have an "interest" in more than three gaming retailer/operator licenses. Concorde Cripple Creek currently has one license. Accordingly, any expansion opportunities that the Company or Concorde Cripple Creek may have in Colorado may be limited.

         Under Colorado Regulations, the definition of an "interest" in a gaming license excludes ownership of less than 5% of the "publicly traded" company such as the Company. To enable the Company to comply with the Colorado Regulations and secure and maintain the business and other regulatory approvals necessary for operating a gaming-related business in Colorado, the Company's Articles of Incorporation provide that the Company may not issue voting securities except in compliance with the rules of any gaming authority, that all transfers of voting securities of the Company must be in compliance with applicable gaming authority rules and that if any gaming authority issues an order disqualifying a person from owning voting securities, the Company may redeem the securities of the disqualified holder unless the voting securities are transferred to a person found by the Gaming Commission to be suitable within 60 days from the date of the finding of unsuitability.

         Any person or group of related persons that acquire beneficial ownership of between 5% and 9.99% of the Company's voting securities must report the acquisition to the Gaming Commission within ten days of acquiring such interest and may be required to provide additional information to the Gaming Commission and be found suitable. Any person or group of related persons that acquire beneficial ownership of 10% (or, with respect to institutional investors, 15%) or more of the Company's voting securities must apply to the Gaming Commission within 45 days after acquiring such interest and submit to investigation for suitability by the Gaming Commission. Certain qualifying institutional investors, at the Gaming Commission's discretion, may acquire up to 15% ownership before a finding of suitability is required if such investors provide certain information to the Gaming Commission regarding investment intent and other matters. In order to be found suitable, a stockholder must be a person of good moral character, honesty, integrity, and, in general terms, must be free from previous criminal or unsavory convictions or similar acts. The Gaming Commission may require substantial information in connection with a suitability investigation, including personal background and financial information, source of funding information, and a sworn statement that such person or entity is not holding the stock for any other party, and may require fingerprints.

         The Company may not make a public offering of its securities without notifying the Gaming Commission. The notification must occur within 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission or, if the offering will not be registered with the Securities and Exchange Commission, 10 days prior to the public use or distribution of any offering document. The notification procedures apply to any offering by the Company where the proceeds will be used or intended for use in
(i) in constructing gaming facilities in Colorado; (ii) financing the operation of Colorado gaming facilities; (iii) acquiring any direct or indirect interest in Colorado gaming facilities; or (iv) in retiring or extending obligations incurred for any of the above purposes. The notification must disclose, among other things, a description of the securities to be offered, the proposed terms of the offering, its anticipated gross and net proceeds, and the use of the proceeds.

LIQUOR REGULATION

         The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies (the "Liquor Agencies"). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of Concorde Cripple Creek must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are subject to renewal, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action could, and any failure to renew or other revocation of any of Concorde Cripple Creek's liquor licenses would, have a material adverse effect upon the operations of the Company and Concorde Cripple Creek.

TAXATION

         Concorde Cripple Creek's operations are subject to taxes imposed upon gaming operators by the Gaming Commission and the municipality of Black Hawk. Taxes currently levied on Concorde Cripple Creek's operations include taxes, payable monthly, on adjusted gross proceeds ("AGP" is defined by Colorado law as amount wagered minus the total amount paid out in prizes) and annual gaming device fees. Such taxes and fees are subject to revision from time to time. In the past, such taxes were computed on an annual period beginning on October 1, of each calendar year. However, effective July 1, 1998, the annual period shall commence on July 1 and end on June 30. The annual tax rates in effect for the 12 months beginning July 1, 1998 are 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million, 14% from $4.0 million to $5.0 million, 18% from $5.0 million to $10.0 million, and 20% of amounts in excess of $10.0 million of AGP. Under the Colorado Constitution, the Gaming Commission is authorized to increase the gaming tax rate to as much as 40% of AGP.

         In addition, a "device fee" is required for each gaming device (i.e. each gaming machine and gaming table). The State of Colorado currently imposes an annual fee of $75 per device and the City of Black Hawk currently imposes an annual fee of $750 per device. Black Hawk also imposes liquor licensing fees, transportation fees and other fees that are imposed per device. Significant increases in the applicable fees, or the imposition of new taxes or fees, could have an adverse effect on the Company, and there can be no assurance that such fees will not be increased or additional taxes or fees be imposed, which could have an adverse impact on the Company's operations.

FLORIDA OPERATIONS

         Casino Princesa is one of the newest day cruise operators in the United States. Casino Princesa currently employs approximately 200 people and operates the new state-of-the-art gaming vessel, the Princesa. Casino Princesa operates so-called "cruises to nowhere" where passengers board the Princesa and travel into international waters before gaming activities can commence. Each cruise to nowhere is approximately four and one-half hours in length, including the travel time to and from international waters. The Princesa departs from docks in Bayfront Park, adjacent to Bayside Marketplace in Biscayne Bay, Miami, Florida.

         The Princesa was completed in early October 1998 and is a United States registered vessel operating under a Certificate of Inspection from the United States Coast Guard. The Princesa is approximately 100 gross registered tons in size, 200 feet in length and 40 feet in width, and has four decks, three of which are enclosed. It has a capacity for 600 passengers in addition to the crew. The Princesa features over 10,000 square feet of gaming area with approximately 450 gaming positions, including approximately 230 slot and video gaming machines and 32 table games including blackjack, craps, roulette, stud poker, pai gow, mini baccarat and other games. Other amenities include fine dining, dancing and entertainment and cocktail lounges. The Princesa was designed specifically for the offshore gaming industry and includes an internal stabilization system for passenger comfort.

COMPETITION

         Casino Princesa competes primarily with two other cruise to nowhere operators within the Miami market and, in Southern Florida, with numerous other day-cruise vessels and pari-mutuel facilities, race tracks and Jai-Alai frontons. Casino Princesa competes principally on the basis of location, range and pricing of amenities, gaming mix, and overall atmosphere. Casino Princesa also faces substantial competition with Native American casinos located in Southern Florida. Casino Princesa must adjust its passenger fares to remain competitive. The current prices for the cruises range from $12.00 to $29.00 depending on the day of the week, the time of day, and other factors. Casino Princesa also offers various special fares and complimentary fare programs for its rated casino patrons. The Princesa may be used for convention meetings, continuing education programs, weddings and various other group gatherings.

         In addition, the Company competes with a variety of other non-gaming vacation activities in the area where it operates its vessel. These include, but are not limited to, short-term cruises, resort attractions, various sporting activities and numerous other recreations activities.

SEASONAL FLUCTUATIONS AND INCLEMENT WEATHER

         Revenues from the Princesa are adversely affected by inclement weather. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are historically lower immediately before and immediately after inclement weather conditions. The cruise to nowhere industry in Florida is also subject to seasonal fluctuations with the highest levels of activities occurring during the months of January through April.

SALES AND MARKETING

         Casino Princesa focuses its sales and marketing efforts within a twenty-mile radius of Miami. Casino Princesa must attract passengers from both the local population and the tourist population to survive the seasonal fluctuations that are known to occur in the Florida tourist industry. Casino Princesa focuses its efforts on local markets and on tourists visiting the local markets on vacation and markets its cruises through general advertising, direct mailings, travel agents and it's own sales force.

REGULATORY

         The Princesa's operation as a United States registered cruise to nowhere vessel was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters.

         Under Florida law no gambling may occur while the ship is in Florida's waters, and gambling activities on the Princesa are conducted solely in international waters.

         In the past three years, various legislation has been proposed in Florida that would have adversely impacted the cruise to nowhere industry. To date, no such legislation has become law. There can be no assurance that further legislation will not be introduced and become law in the future that could adversely affect the business of Casino Princesa.

EMPLOYEES

         As of December 1998, the Company, and its subsidiaries, employed approximately 85 people, none of whom are covered by a collective bargaining agreement. The Company believes that it has satisfactory employee relations.

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

         Certain areas within the Black Hawk/Central City region have been designated superfund sites by the Environmental Protection Agency as a result of contamination from historic mining activities in the area. The Company does not believe the real estate owned or leased by Concorde Cripple Creek in Black Hawk has any environmental contamination or other environmental issues associated with the real estate.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota under a lease that expires September 30, 1999 from BHL Capital Corporation ("BHL Capital"), a corporation controlled by Brustuen "Bruce" H. Lien, the majority shareholder, director and chairman of the board of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Casino Princesa leases dock space with respect to the Princesa from the Trust. The lease is for five years commencing October 1997 with one option to renew the lease for five years. Casino Princesa has the first right of refusal to extend the lease for an additional five years if the Trust decides to continue the use of the docks for gaming vessels. See "CERTAIN RECENT DEVELOPMENTS --USE AGREEMENT."

         Effective July 21, 1997, Concorde Cripple Creek and E8000 entered into a lease for the Golden Gates Casino ("Casino Lease"). The Casino Lease is for an initial term (the "Initial Term") of five years and Concorde Cripple Creek has two 5-year options to renew. The base rent is $15,000 per month during the first year of the Initial Term and increases to $16,000 per month during the second year and $17,000 per month for the remainder of the Initial Term. In addition to the base rent, Concorde Cripple Creek is required to pay E8000 additional rent ("Percentage Rent") equal to a percentage of the Golden Gates Casino's adjusted net gaming revenue ("ANGR"). The Percentage Rent shall be payable monthly based on annual ANGR as follows: 2% of the first $2,000,000 ANGR; plus 4% of the second $2,000,000 ANGR; plus 6% of the third $2,000,000 ANGR; plus 8% of the ANGR in excess of $6,000,000. During the third, fourth and fifth years of the Initial Term, Concorde Cripple Creek has the option to purchase the Golden Gates Casino and E8000's 50% interest in two adjacent properties (which includes the Parking Lot) for the following respective exercise prices: $5,800,000; $5,974,000; and $6,153,220.

         Concorde Cripple Creek owns an undivided 50% interest in two parcels of land near, or adjacent to, the Golden Gates Casino. The first property is an undeveloped small lot ("Vacant Lot") located behind the Golden Gates Casino. The second property is a 50-space parking lot ("Parking Lot") located adjacent to the Golden Gates Casino on Main Street. As of September 30, 1998, the Parking Lot was subject to a mortgage with a principal balance of $296,802 and monthly payments of $5,220, including interest equal to prime plus 2%. The mortgage was paid in full on December 31, 1998 with the proceeds of a loan from a third-party lender secured by certain contract rights of Concorde Cripple Creek.

         Concorde Cripple Creek and E8000 have entered into a parking lot lease ("Parking Lot Lease") whereby Concorde Cripple Creek agreed to lease from E8000 its 50% interest in the Parking Lot adjacent to the Golden Gates Casino. Concorde Cripple Creek owns the other 50% interest in the Parking Lot. The Parking Lot Lease has an initial term of five (5) years and Concorde Cripple Creek has two 5-year options to renew. The lease rate is $6,200 per month during the initial term; $6,510 per month during the first option term and $6,835 per month during the second option term.

         The Company believes that the above facilities and equipment are well maintained and in good operating condition and will satisfy its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 21, 1998, the Company held an annual meeting of shareholders. At such meeting, the shareholders of the Company elected three directors: Mr. Brustuen "Bruce" H. Lien, Mrs. Deanna B. Lien and Mr. Jerry L. Baum. No director's term as a director continued after the meeting. The votes cast with respect to each director were as follows:


                                                                             Shares Voted
                                                                               By Proxy
                                                                             -------------

      Mr. Brustuen "Bruce" H. Lien                       FOR                    18,684,759
                                                       AGAINST                     109,000
                                                       ABSTAIN                           0


          Mrs. Deanna B. Lien                            FOR                    18,684,759
                                                       AGAINST                     109,000
                                                       ABSTAIN                           0


           Mr. Jerry L. Baum                             FOR                    18,686,259
                                                       AGAINST                     107,500
                                                       ABSTAIN                           0



         At the meeting, the shareholders also ratified the board of directors selection of KPMG Peat Marwick LLP as the independent auditors of the Company by a vote of 18,788,759 shares "for" and 2,500 shares "against" with no abstentions. As set forth in the proxy regarding the meeting, the board of directors reserved the right to reconsider its selection of KPMG Peat Marwick LLP as the Company's independent auditors, and on August 25, 1998 reconsidered its selection and selected McGladrey & Pullen LLP as the Company's independent auditors for the 1998 fiscal year. Accordingly, McGladrey & Pullen LLP will serve as the Company's independent auditors for the 1998 fiscal year. See "CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE."

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

                                                                         High Bid         Low Bid
                                                                         --------         -------
Fiscal Year ended September 30, 1998

   First Quarter                                                        $  0.125         $  0.0625

   Second Quarter                                                          0.0975           0.0625

   Third Quarter                                                           0.09375          0.0625

   Fourth Quarter                                                          0.125            0.09375


Fiscal Year ended September 30, 1997

   First Quarter                                                           0.20             0.0625

   Second Quarter                                                          0.25             0.0625

   Third Quarter                                                           0.25             0.125

   Fourth Quarter                                                          0.1875           0.125

         As of December 15, 1998, there were approximately 300 holders of record of Common Stock.

DIVIDENDS

         The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying any dividends in the foreseeable future.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the financial statements and notes thereto filed herewith.

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact the Company's operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in the Company's operations. The success of the Company's business operations is dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

INTRODUCTION

         The Company changed its core operations during the past two years, which changes had a significant impact on the results of operations during Fiscal 1998 and 1997, accordingly, these fiscal years are not fully comparable. The Management Agreement between BHL and TAT relating to the 4 Bears Casino was terminated upon the closing of the Settlement Agreement effective February 13, 1997. In addition, in June 1997 the Company transferred its Video Lottery Assets to North Star and subsequently acquired the Golden Gates Casino in July 1997. As a result of these transactions, the Golden Gates Casino was the Company's primary source of revenues for the year ended September 30, 1998 ("Fiscal 1998"). The Company, through Concorde Cripple Creek, operated Golden Gates Casino for less than 3 months during the year ended September 30, 1997 ("Fiscal 1997").

         During Fiscal 1998, the Company concentrated its efforts on the construction of the Princesa and the development of the offshore gaming operation in Miami, Florida. During the fourth quarter of Fiscal 1998, the Company changed its accounting method for pre-opening and start-up costs. The Company now charges these costs against income as incurred, rather than capitalizing these costs and amortizing such costs upon commencement of operations. Adopting this new accounting method reduced Fiscal 1998 income
(loss) before cumulative effect of
accounting change by $1,372,804. The cumulative effect of this accounting change, recorded as a charge to Fiscal 1998 net income (loss), was $259,181. If the new method of accounting had been in effect in Fiscal 1997, the $259,181 would have been reflected as additional expense in Fiscal 1997.

RESULTS OF OPERATIONS

         Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         Revenues. Net revenues decreased 36.7% to $4,226,687 for Fiscal 1998, compared to $6,675,772 for Fiscal 1997, primarily as a result of the transfer of the Video Lottery Assets in June 1997. Video lottery revenues decreased 99.1% to $53,499 for Fiscal 1998, compared to $5,705,609 for Fiscal 1997. The decrease in video lottery revenues was partially offset by casino revenues from the Golden Gates Casino of $3,948,035 for Fiscal 1998, compared to $666,103 for Fiscal 1997, an increase of 492.7%. There were no revenues from the Management Agreement for Fiscal 1998 as compared to $208,371 for Fiscal 1997.

         Costs and Expenses. Total costs and expenses decreased 18.4% to $6,418,298 for Fiscal 1998, compared to $7,865,803 for Fiscal 1997, primarily due to the transfer of the Video Lottery Assets in June 1997. Video lottery expenses decreased 98.7% to $69,498 for Fiscal 1998, compared to $5,367,533 for Fiscal 1997. Expenses related to the Golden Gates Casino increased 489.6% to $2,541,533 for Fiscal 1998, compared to $431,078 for Fiscal 1997. Management fees paid to Goldcoast related to Casino Princesa were $260,000 for Fiscal 1998, compared to $0 for Fiscal 1997 due to entering into the Bayfront Agreement late in Fiscal 1997. Business development costs decreased 10.6% to $175,169 for Fiscal 1998, compared to $195,857 for Fiscal 1997. Selling, general and administrative expenses increased 69.4% to $1,438,195 for Fiscal 1998, compared to $849,027 for Fiscal 1997, due primarily to expenses associated with Golden Gates Casino. Depreciation and amortization decreased 31.9% to $346,800 for Fiscal 1998, compared to $508,944 for Fiscal 1997, primarily as a result of the transfer of the Video Lottery Assets. Pre-opening and start-up costs, primarily related to Casino Princesa, were $1,391,170 for Fiscal 1998, due to the adoption of a new accounting method for such costs in Fiscal 1998. In Fiscal 1997, the Company incurred charges of $376,897 for impairment of long-lived assets.

         Other Income and Expense. Interest expense and financing costs to related parties, net of capitalized interest, increased to $127,726 for Fiscal 1998, compared to $27,699 for Fiscal 1997. Other interest expense and financing costs, net of capitalized interest, decreased to $196,313 for Fiscal 1998, compared to $256,042 for Fiscal 1997. The overall increase in interest expense and financing costs for Fiscal 1998 compared to Fiscal 1997 was due primarily to loan fees associated with the construction financing for the Princesa and fees associated with the letter of credit for Casino Princesa. The Company capitalized $460,555 of interest in Fiscal 1998 related to the construction of the Princesa. No interest was capitalized in Fiscal 1997. The proceeds from the Settlement Agreement resulted in a $2,819,750 gain on termination of the Management Agreement in Fiscal 1997.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $285,000 for Fiscal 1998, compared to income tax expense of $619,000 for Fiscal 1997. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. The income tax benefit for Fiscal 1998 was reduced by a valuation allowance of $684,000 for future income benefits associated with pre-opening and start-up costs. The realization of this future benefit is contingent upon the future profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $714,764 at September 30, 1998, compared to $1,073,910 at September 30, 1997, a decrease of $359,146. The Company had restricted cash of $288,894 at September 30, 1997 in accordance with an agreement with one of the Company's lenders, which agreement terminated in March 1998.

         During Fiscal 1998, the Company used cash flows from operating activities of $813,555, compared to $1,439,127 in Fiscal 1997.

         Investing Activities. Investing activities used cash of $7,519,612 in Fiscal 1998 compared to providing cash of $6,368,057 in Fiscal 1997. The Company used $7,711,619 in Fiscal 1998 for the acquisition of property and equipment (primarily for the construction of the Princesa), compared with $856,690 in Fiscal 1997. Proceeds from principal payments received on long-term receivables of $5,766,985 in Fiscal 1997 were primarily related to the termination of the Management Agreement. Fiscal 1997 also reflects an additional $2,851,061 of proceeds from the termination of the Management Agreement. No funds from the termination of the Management Agreement were received in Fiscal 1998.

         Financing Activities. Financing activities provided cash of $7,974,021 in Fiscal 1998, compared to cash used in financing activities of $3,975,592 in Fiscal 1997. Long-term borrowings from related parties provided $3,225,000 in Fiscal 1998, compared to $0 in Fiscal 1997. Long-term borrowings from other sources provided $4,706,025 in Fiscal 1998, compared to $20,201 in Fiscal 1997. Short-term borrowings provided $490,500 in Fiscal 1998, while short-term borrowings were reduced by $595,000 in Fiscal 1997. Principal payments on long-term debt used cash of $577,336 in Fiscal 1998, compared to $3,480,119 in Fiscal 1997. Payments received on a stock subscription provided $129,832 in Fiscal 1998, compared to $79,326 in Fiscal 1997. This increase is a result of the sale of the promissory note recorded as a stock subscription for $110,000 to BHL Capital. The sales price of this promissory note was approximately $8,000 less than the remaining balance and as a result, additional paid-in capital was reduced by this amount.

         Obligations to Casino Princesa. The Bayfront Agreement requires a minimum capital contribution of $6,405,000 (the "Capital Contribution") from the Company. At September 30, 1998, the Company had contributed approximately $4,813,600 to Casino Princesa, and subsequent to September 30, 1998, the Company contributed the remaining amount of the minimum capital contribution.

         Bank Financing. In June 1996, the Company, and one of its subsidiaries entered into a loan agreement with a bank, which provided for a revolving note and term notes. The revolving note provided for advances to the Company of up to $500,000, with interest paid monthly at a rate equal to the bank's prime rate plus 2%. The revolving note was paid in full in February 1997 and expired in June 1997. The term note in the principal amount of $800,000 required monthly payments of $22,222 commencing July 31, 1996, plus interest at a rate equal to the bank's prime rate plus 2%. The term note was paid in full in March 1998 and restricted cash of $288,894 required to be maintained with the lender was released to the Company.

         In accordance with the Use Agreement in November, 1997, the Company provided the Trust with a letter of credit in the principal amount of $900,000 to secure payment of the annual fees for the second and third years of the Use Agreement. In September 1998, the $900,000 letter of credit expired and was replaced with a letter of credit in the principal amount of $925,000 to secure payment of the annual fees for the third and fourth years of the Use Agreement. The $900,000 letter of credit was and the $925,000 letter of credit is secured by the personal guaranty of Mr. Lien and a mortgage on certain real estate owned by BHL Capital. The Company is required to pay BHL Capital a fee of $350 per day for so long as the real estate is collateral for the letter of credit. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

         In March 1998 Casino Princesa obtained a line of credit for $5.0 million (the "Construction Line of Credit") to fund the remaining construction costs of the Princesa. The Construction Line of Credit bears interest at an adjustable rate equal to 3.75% per annum above the prime rate, as published in the Wall Street Journal (12% at September 30, 1998). The Construction Line of Credit was secured by, among other things, a First Preferred Ship Mortgage on the Princesa and the guaranties of Mr. Lien, Mrs. Lien, the Company, Goldcoast and certain other individuals. The Construction Line of Credit was paid in full upon the closing of the Vessel Loan.

         In October, 1998, Princesa Partners entered into a Loan Agreement and Security Agreement with a group of lenders, which provided $8,400,000 in financing for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by

Casino Princesa or Princesa Partners. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Lien, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.625% with interest only payments through January 1999. Monthly payments of $130,258, including interest, commence February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

RELATED PARTY FINANCING

         The Company has relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to develop the offshore gaming project in Miami and to complete the Princesa. In addition, Mr. Lien has been required to provide personal guarantees in order for the Company to obtain such financing, including the Vessel Loan.

         From November 1997 through March 1998, the Company borrowed $1,440,000 from Mr. Lien and BHL Capital in order to meet its obligations under the Bayfront Agreement and for working capital. The amounts were borrowed pursuant to promissory notes that were due on demand and bear interest at 18% per annum.

         In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay a bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which is due in March 1999 and bears interest at 12% per annum. The note requires monthly payments of $8,500. In conjunction with this loan, the Company was required to pledge all of the Golden Gates Casino's assets to a third party lender of Mr. Lien's.

         In April 1998, BHL Capital agreed to provide the Company with a line of credit in the amount of $3,000,000 (the "Project Line of Credit"), which was used by the Company to fund its commitment to Casino Princesa for the development of the offshore gaming project in Miami. Advances under the Project Line of Credit bear interest at a rate of 18% per annum. At September 30, 1998, $1,835,000 had been borrowed under the Project Line of Credit, and subsequent to September 30, 1998, the Company had borrowed the entire $3,000,000 available under the Project Line of Credit.

         Also in April 1998, Mr. Lien signed a commitment letter whereby he agreed to provide additional working capital to the Company in an amount not to exceed $500,000 (the "Working Capital Line of Credit"), the terms of any borrowings under the Working Capital Line of Credit would be negotiated in the event these funds were required by the Company. Subsequent to September 30, 1998, BHL Capital and the Company signed a promissory note in conjunction with this commitment letter. The promissory note allows for advances up to $500,000, is due on demand, and bears interest at 18%.

         In consideration of the Project Line of Credit, the Working Capital Line of Credit and the guaranty by Mr. Lien under the Construction Line of Credit the Company granted Mr. Lien an option (the "Option") to purchase all or a portion of the Company's interest in Casino Princesa, pursuant to an option agreement dated April 1998.
The Option was subsequently cancelled by the parties in November 1998.

         In November 1998, the Company and BHL Capital signed a promissory note for advances up to $5,000,000 (the "Promissory Note") which superceded and replaced the borrowings from Mr. Lien and BHL Capital for $1,440,000, the Project Line of Credit and the Working Capital Line of Credit. The Promissory
Note is due on demand with interest paid monthly at the rate of 18% per annum. BHL Capital has waived its right to demand payment of the Promissory Note until October 1, 1999. As a result of this waiver, all borrowings at September 30, 1998 that were subsequently superceded and replaced with the Promissory Note were reclassified as long-term. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

FUTURE OPERATIONS

         The Company's ability to meet its working capital requirements is dependent upon the future operations of the Casino Princesa, which commenced operations in October 1998. The Company believes that cash flow from the Casino Princesa and the Golden Gates Casino combined with its existing financing arrangements will be sufficient to meet its current working capital requirements.

YEAR 2000

         In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 Problem." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

         The Company has commenced a comprehensive review, including testing, of its, and its subsidiaries', computer and other systems (including systems that use embedded technology that may be subject to the Year 2000 Problem) deemed to be date sensitive to assess its exposure to the Year 200 Problem. The Company is in the process of modifying or replacing those systems that are not Year 2000 compliant. Based upon the findings of the comprehensive review to date, management believes that the Company's systems are compliant or will be compliant by mid-

1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 Problem could have a material adverse effect on the operations of the Company.

         In addition, the Company has commenced communications with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's exposure to third party Year 2000 issues. Specifically, the Company has received assurance from its major supplier of gaming equipment that such equipment does not have a Year 2000 Problem. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that representations made to the Company by third parties are in fact accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a material adverse effect on the operations of the Company.

         All costs related to the Company's Year 2000 Problem are expensed as incurred, provided, however, that the cost of new hardware or software is capitalized and amortized over its expected useful life. To date, the costs related to the Year 2000 Problem have been funded from cash flow from operations. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. The Company intends to continue to examine the potential impact of the Year 2000 issues and will develop a contingency plan relative to the Year 2000 issues, if it believes one is necessary.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statement schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective August 25, 1998, the Company dismissed KPMG Peat Marwick LLP ("KPMG") as its independent accountant. During the past two fiscal years, KPMG's report on the Company's financial statements contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company's decision was approved by the Board of Directors on August 25, 1998. During the past two fiscal years and for each subsequent interim period and through August 25, 1998, the Company experienced no disagreement with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG, would have had a connection with its report.

         Effective August 25, 1998, the Company engaged McGladrey & Pullen LLP as the Company's independent accountant. During the last two fiscal years and each subsequent interim period, the Company did not consult with McGladrey & Pullen LLP on any matter.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their ages are as follows:



          Name                              Age                 Position
          ----                              ---                 --------
Brustuen "Bruce" H. Lien(1)(2)(3)            71    Chairman of the Board of Directors

Jerry L. Baum(2)                             49    President, Chief Executive Officer, Chief Operating Officer
                                                   and Director

Deanna B. Lien(1)(2)(3)                      55    Director

David L. Crabb                               40    Chief Financial Officer and Treasurer

George J. Nelson                             37    Vice President, Corporate Counsel and Secretary

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

         Brustuen "Bruce" H. Lien. Chairman of the Board of Directors since August 10, 1990. Mr. Lien previously served as Chief Executive Officer and President of the Company. Mr. Lien is also a principal and director of BHL Capital, a private investment company, and of Pete Lien & Sons, Inc., a private company that is a regional leader in the construction materials industry in the upper Midwest.

         Jerry L. Baum. Chief Executive Officer since March 1997, President since June 1995 and Chief Operating Officer since April 1995. Mr. Baum was elected a director in November 1995. From October 1, 1993 to February 1995, Mr. Baum served as Project Director of the 4 Bears Casino. Mr. Baum was Manager of Operations from March through October 1993 at the Royal River Casino, an Indian casino owned by the Flandreau Santee Sioux Tribe. Previously,

Mr. Baum was Director of Criminal Investigation for the State of South Dakota from February 1987 to 1991.

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

SECTION 16(a BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

         Based on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM             ALL OTHER
                                                        ANNUAL                  COMPENSATION          COMPENSATION
                                                     COMPENSATION                  AWARDS                  ($)
                                               -------------------------         ----------               -----
                                                                                 Securities
                                                                                 Underlying
                                                                                Options/SARs
Name and                                                                            (#)
Principal Position                  Year       Salary ($)      Bonus ($)        Options (#)
------------------                  ----       ----------      ---------        -----------
Brustuen "Bruce" H.                 1998              -0-            -0-                -0-                 -0-
Lien(1)                             1997              -0-            -0-                -0-                 -0-
 Chairman of the Board              1996              -0-            -0-                -0-                 -0-


Jerry L. Baum(2)                    1998          120,000            -0-            100,000                 -0-
 Chief Executive Officer            1997          120,000            -0-            400,000                 -0-
                                    1996          120,000            -0-            300,000                 -0-

--------------

(1)  Chief Executive Officer from April 1995 through March 1997.
(2)  Chief Executive Officer since March 1997 and President since June 1995.


         The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, some benefits which are made available only to certain of the Company's officers, such as the use of a Company vehicle, are not described, as the monetary value of such benefits is less than 10 percent of each of the named executive officer's annual salary and bonus.

                        OPTION GRANTS IN LAST FISCAL YEAR



                               (INDIVIDUAL GRANTS)


                                                     % of Total
                         Number of Securities     Options Granted
                          Underlying Options      to Employees in       Exercise or Base
        Name                  Granted (#)           Fiscal Year          Price ($/Share)        Expiration Date
        ----                  -----------           -----------          ---------------        ---------------

   Jerry L. Baum                100,000                22.7%                $0.25              September 30, 2008



            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES


                                                  Number of Securities                  Value of Unexercised
                                                 Underlying Unexercised                     In-the-Money
                                                       Options at                            Options at
                                                       FY-End (#)                           FY-End ($)(1)
                Name                            Exercisable/Unexercisable             Exercisable/Unexercisable
                ----                            -------------------------             -------------------------
            Jerry L. Baum                            456,104/543,896                            $0/$0


(1)   Based on the bid price of the Common Stock on September 30, 1998.


COMPENSATION PURSUANT TO PLANS

         The Company has adopted a Performance Stock Option Plan (the "Plan"), approved by the Shareholders, for the benefit of certain employees, officers and directors of the Company. The Stock Option Committee of the Board of Directors selects the optionees and determines the terms and conditions of the stock options granted pursuant to the Plan. Options to purchase 440,000 shares of Common Stock were granted pursuant to the Plan during Fiscal 1998. As of September 30, 1998, options to purchase 2,200,000 shares of Common Stock were outstanding pursuant to the Plan, 921,612 of which were vested at September 30, 1998.

COMPENSATION OF DIRECTORS

         The Company does not compensate its directors for their services as directors or pursuant to any other arrangements. The Company reimburses its directors for expenses incurred related to their services as directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of Common Stock as of December 31, 1998 by (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) the Company's directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group.


                                                                       Shares
                                                                    Beneficially                     Percent of
                     Name                                             Owned(1)                          Class
                     ----                                             --------                          -----
Brustuen "Bruce" H. Lien......................                        18,487,500(2)(4)                  72.0%
3290 Lien Street
Rapid City, SD  57702

Deanna B. Lien(2).............................                        18,487,500(3)(4)                  72.0%
3290 Lien Street
Rapid City, SD  57702

University of Wyoming Foundation..............                         1,900,000                         8.0%
P. O. Box 3963
Laramie, WY 82071

Jerry L. Baum.................................                           456,104(5)                      1.9%
3290 Lien Street
Rapid City, SD  57702

All executive officers and directors as a
group (5 persons).............................                        19,334,279(4)(6)                  72.9%


---------------

(1) Shares are considered beneficially owned, for purposes of this table, if held by the person indicated, if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such securities, or if the person has the right to acquire beneficial ownership within sixty days, unless otherwise indicated.

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

(5) This number represents 456,104 shares of Common Stock which may be acquired pursuant to currently exercisable stock options.

(6) This number includes 843,612 shares of Common Stock which may be acquired pursuant to currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1998 and 1997, Mr. Lien and BHL Capital loaned money to the Company under various promissory notes. These amounts loaned varied from month to month and carried an interest rate ranging from prime rate plus 2% to 18% per annum. The Company incurred interest expense, including interest that was capitalized, relating to these notes payable of $394,278 and $27,699, for Fiscal 1998 and Fiscal 1997, respectively.

         In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay a bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which is due in March 1999 and bears interest at 12%. The note requires monthly payments of $8,500. In conjunction with this loan, the Company was required to pledge all of the Golden Gates Casino's assets to a third party lender of Mr. Lien's.

         Mr. Lien has pledged assets and/or personally guaranteed loans in order for the Company to obtain financing which otherwise may not have been available to the Company, as follows:

                  (a) Personal guarantee of a $800,000 note payable to a bank, dated June 1996, for video lottery machines. The balance on the note at September 30, 1998 and September 30, 1997 was $0 and $466,667, respectively.

                  (b) Personal guarantee of a $100,000 conditional line of credit to a bank, dated May 1997. The conditional line of credit expired in May 1998.

                  (c) Personal guarantee of a $900,000 letter of credit dated November 13, 1997 relating to the Use Agreement. This letter of credit expired September 30, 1998.

                  (d) Personal guarantee of a $925,000 letter of credit dated September 28, 1998 for relating to the Use Agreement.

                  (e) Personal guarantee of the Construction Line of Credit. The balance on the Construction Line of Credit at September 30, 1998 was $4,616,336 and the Construction Line of Credit was paid in full on October 22, 1998.

         In consideration for previous pledges and guarantees, on January 26, 1994 the Company issued a warrant to Mr. Lien for 2,000,000 shares of Common Stock at an exercise price of $1.00 per share. This warrant expires in January 2004. In addition, the Company entered into an indemnification agreement with Mr. Lien whereby the Company agreed to indemnify Mr. Lien from all losses, claims, damages and expenses relating to any guarantees and/or pledges of collateral made by Mr. Lien on behalf of the Company.

         The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota from BHL Capital pursuant to a lease that expires September 30, 1999. The monthly lease payment, including real estate taxes and utilities, is $2,597.

         The Company sold a promissory note from a third-party to BHL Capital for $110,000 on December 23, 1997. The sales price was approximately $8,000 less than the remaining balance of the promissory note.

         The Company also leases an airplane, on an as needed basis, from BHL Capital. The Company incurred lease payments related to the airplane of $2,146 and $26,678 during Fiscal 1998 and Fiscal 1997, respectively.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following documents of the Company are filed as part of this
Report:

            Financial Statements                                                                        Page
                                                                                                        ----
            Independent Auditors' Report  for the Year Ended September 30, 1998..........................F-1
            Independent Auditors' Report for the Year Ended September 30, 1997...........................F-2
            Consolidated Balance Sheets at September 30, 1998 and 1997...................................F-3
            Consolidated Statements of Operations for the
              Years Ended September 30, 1998 and 1997....................................................F-5
            Consolidated Statements of Stockholders' Equity for
              the Years Ended September 30, 1998 and 1997................................................F-6
            Consolidated Statements of Cash Flows for the
              Years Ended September 30, 1998 and 1997....................................................F-7
            Notes to Consolidated Financial Statements...................................................F-8

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

10.5            Indemnification Agreement between the Company and Bruce H.
                Lien.(1)

10.6 Promissory Note in the amount of $690,000 dated September 30, 1996 issued by the Company to BHL Capital Corporation.(5)

10.7 Settlement Agreement between The Three Affiliated Tribes of the Fort Berthold Reservation and Bruce H. Lien Company dated September 27, 1996.(4)

10.8 Loan Agreement between the Company and BNC National Bank of Minnesota dated June 20, 1996 (5)

10.9 Term Note in the amount of $800,000 dated June 20, 1996 issued by BNC National Bank to the Company (5)

10.10 Short-Term Revolving Note in the amount of $500,000 dated June 20, 1996 issued by BNC National Bank to the Company. (5)

10.11 Amendment No 1 to Settlement Agreement dated January 7, 1997 between BHL and FBILLC.(5)

10.12           Lease between Elevation 8000+ and Concorde Cripple Creek, Inc.
                dated July 21, 1997.(6)

10.13 Agreement dated August 5, 1997, by and between Leo Equity Group, Inc. and Concorde Gaming Corporation.(6)

10.14 Use Agreement dated June 25, 1997, by and between Casino Princesa and Bayfront Park Management Trust.(6)

10.15 Joint Venture Agreement dated August 27, 1997, by and between Concorde Gaming Corporation and Goldcoast Entertainment Cruises, Inc.(6)

10.16 Vessel Construction Agreement dated August 26, 1997, by and between Keith Marine, Inc. and Casino Princesa.(6)

10.17 Waiver Agreement dated March 20, 1998, by and between Goldcoast Entertainment Cruises, Inc. and Concorde Gaming Corporation.(6)

10.18 Option Agreement dated April 20, 1998 between Concorde Gaming Corporation and Bruce H. Lien.(6)

10.19 Promissory Note in the aggregate principal amount of $3,000,000 executed by Concorde Gaming Corporation and BHL Capital Corporation.(6)

10.20 Loan Agreement between Princesa Partners and the lenders named therein dated as of October 22, 1998.(+)

10.21 Servicing and Intercreditor Agreement between Princesa Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(+)

10.22 Security Agreement between Princesa Partners, Casino Princesa and the lenders named therein dated as of October 22, 1998.(+)

10.23 Guaranty, Subordination Agreement, Security Agreement and Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(+)

10.24 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(+)

10.25 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(+)

10.26 Princesa Partners Joint Venture Agreement between Goldcoast Entertainment Cruises, Inc. and Conami, Inc. dated as of October 22, 1998.(+)

10.27 Promissory Note to the order of BHL Capital Corporation in the principal amount of $5,000,000 dated November 13, 1998.(+)

16              Letter re Change in Certifying Accountant.(7)

21              Subsidiaries of the Registrant.(+)

23.1            Consent of 1998 Independent Auditors.(+)

23.2            Consent of 1997 Independent Auditors.(+)

27              Financial Data Schedule.(+)

(+) Filed herewith

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995 and incorporated herein by this reference.

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

(4) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated September 27, 1996 and incorporated herein by this reference.

(5) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1996 and incorporated herein by this reference.

(6) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1997 and incorporated herein by this reference.

(7) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated August 25, 1996 and incorporated herein by this reference.


                  (b)      Reports on Form 8-K:

                  1. The Company filed a Current Report on Form 8-K dated August 25, 1998 under Item 4, filed on September 1, 1998.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONCORDE GAMING CORPORATION



January 11, 1999                           By   /s/ Jerry L. Baum
                                               ------------------------------
                                                    Jerry L. Baum, President


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




/s/ Brustuen "Bruce" H. Lien                 Chairman of the Board          January 11, 1999
------------------------------------              of Directors
Brustuen "Bruce" H. Lien

/s/ Jerry L. Baum                            President, Chief Executive     January 11, 1999
------------------------------------         Officer and Director
Jerry L. Baum

/s/ Deanna B. Lien                           Director                       January 11, 1999
------------------------------------
Deanna B. Lien

/s/ David L. Crabb                           Chief Financial Officer,       January 11, 1999
------------------------------------         Principal Accounting
David L. Crabb                               Officer and Treasurer

                      [McGladrey & Pullen, LLP Letterhead]



                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
CONCORDE GAMING CORPORATION
Rapid City, South Dakota


We have audited the accompanying consolidated balance sheet of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pre-opening and start-up costs in 1998.



                                             /s/ McGladrey & Pullen, LLP
Rapid City, South Dakota
November 13, 1998

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors and Stockholders
     Concorde Gaming Corporation:


     We have audited the accompanying consolidated balance sheet of Concorde Gaming Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concorde Gaming Corporation and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ KPMG PEAT MARWICK LLP
                                        KPMG Peat Marwick LLP






     Minneapolis, Minnesota
     November 21, 1997

 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 1998 AND 1997

 ASSETS                                                                             1998                    1997
----------------------------------------------------------                 ---------------------       -------------
 Current assets
     Cash                                                                  $             714,764       $   1,073,910
     Restricted cash                                                                           -             288,894
     Trade receivables                                                                    19,575              33,175
     Inventory                                                                            39,304              29,470
     Property held for sale                                                              167,510             195,216
     Prepaid expenses, other                                                             100,203             559,939
                                                                           ---------------------       -------------
                    TOTAL CURRENT ASSETS                                               1,041,356           2,180,604
                                                                           ---------------------       -------------



 Investments and long-term receivables
     Notes receivable from related party (note 4)                                         95,000              95,000
     Investment in unconsolidated affiliate (note 5)                                     113,825             200,413
     Deferred income taxes (note 9)                                                      285,000              66,000
     Other                                                                               146,730               1,250
                                                                           ---------------------       -------------
                                                                                         640,555             362,663
                                                                           ---------------------       -------------



 Property and equipment
     Land                                                                              1,097,080           1,097,080
     Vessel construction in progress                                                   8,098,943             706,250
     Gaming equipment, fixtures and furniture                                          3,506,871           1,348,712
     Vehicles                                                                             58,274              58,274
     Leasehold improvements                                                              186,108                   -
                                                                           ---------------------       -------------
                                                                                      12,947,276           3,210,316
     Less accumulated depreciation and amortization                                     (279,670)            (83,412)
                                                                           ---------------------       -------------
                                                                                      12,667,606           3,126,904
                                                                           ---------------------       -------------

 Intangibles
     Dock rights                                                                         319,504             355,000
     Other, principally goodwill, net                                                    569,090             711,359
     Casino development and financing costs, net                                               -             170,410
                                                                           ---------------------       -------------
                                                                                         888,594           1,236,769
                                                                           ---------------------       -------------

                                                                           $          15,238,111       $   6,906,940
                                                                           =====================       =============


 See Notes to Consolidated Financial Statements.

 LIABILITIES AND STOCKHOLDERS' EQUITY                                                1998                   1997
----------------------------------------------------------                 ---------------------       -------------
 Current liabilities
     Notes payable to related party (note 6)                                $            490,500       $           -
     Current maturities of long-term debt (note 7)                                       597,540             570,085
     Accounts payable                                                                    356,294             109,836
     Accrued expenses
        Payroll and payroll taxes                                                        129,971             100,363
        Accrued interest                                                                 400,550               2,285
        Other                                                                            432,193             198,380
     Income taxes payable                                                                 57,872             206,471
                                                                           ---------------------       -------------
              TOTAL CURRENT LIABILITIES                                                2,464,920           1,187,420
                                                                           ---------------------       -------------



 Long-term debt, less current maturities (note 7 and 15)                               6,629,618             476,638
                                                                           ---------------------       -------------


 Note payable to related party (note 6)                                                3,225,000                   -
                                                                           ---------------------       -------------



 Commitments and contingencies (notes 12 and 13)

 Stockholders' equity
     Common stock,  par value $.01 per share, authorized
        500,000,000 shares; issued and outstanding 23,673,126
        at September 30, 1998 and 1997                                                   236,731             236,731
     Preferred stock, par value $.01 per share, authorized
        10,000,000 shares; no shares issued and out-
        standing at September 30, 1998 and 1997                                                -                   -
     Additional paid-in capital                                                        3,855,246           3,858,732
     Retained earnings (accumulated deficit)                                          (1,173,404)          1,280,737
                                                                           ---------------------       -------------
                                                                                       2,918,573           5,376,200
     Less stock subscription in the form of a note and
        related accrued interest receivable (note 8)                                           -            (133,318)
                                                                           ---------------------       -------------
                                                                                       2,918,573           5,242,882
                                                                           ---------------------       -------------

                                                                            $         15,238,111       $   6,906,940
                                                                            ====================       =============

 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS
 YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                        1998                 1997
-----------------------------------------------------             ---------------      --------------
 Revenues
     Casino                                                       $     3,948,035      $      666,103
     Food and beverage                                                    301,271             105,354
     Video lottery                                                         53,499           5,705,609
     Management Agreement (note 2)                                              -             208,371
     Other                                                                 18,322               4,175
                                                                  ---------------      --------------
             GROSS REVENUES                                             4,321,127           6,689,612
     Less: promotional allowance                                           94,440              13,840
                                                                  ---------------      --------------
             NET REVENUES                                               4,226,687           6,675,772
                                                                  ---------------      --------------

 Costs and expenses:
     Casino                                                             2,541,533             431,078
     Food and beverage                                                    195,933              61,864
     Video lottery                                                         69,498           5,367,533
     Other operating expense                                                    -              74,603
     Management fees, to minority partner, related party                  260,000                   -
     Business development costs                                           175,169             195,857
     Selling, general and administrative                                1,438,195             849,027
     Depreciation and amortization                                        346,800             508,944
     Pre-opening and start-up costs (note 1)                            1,391,170                   -
     Impairment of long-lived assets (note 1)                                   -             376,897
                                                                  ---------------      --------------
                                                                        6,418,298           7,865,803
                                                                  ---------------      --------------

             LOSS FROM OPERATIONS                                      (2,191,611)         (1,190,031)

 Other income (expense):
     Interest income                                                       19,482             133,382
     Gain/(loss) on sale of equipment                                      (2,852)             19,750
     Gain on termination of management agreement                                -           2,819,750
     Other income                                                          19,060              40,289
     Interest expense and financing costs:
        Related parties                                                  (127,726)            (27,699)
        Other                                                            (196,313)           (256,042)
     Equity in earnings of unconsolidated affiliate (note 5)                    -               9,800
                                                                  ---------------      --------------
                                                                         (288,349)          2,739,230
                                                                  ---------------      --------------

             INCOME (LOSS) BEFORE INCOME TAXES AND
                CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 (2,479,960)          1,549,199

 Federal and state income taxes (benefit) (note 9)                       (285,000)            619,000
                                                                  ---------------      --------------
             INCOME (LOSS) BEFORE CUMULATIVE EFFECT
                OF ACCOUNTING CHANGE                                   (2,194,960)            930,199

 Cumulative effect of change in accounting principle related to
     pre-opening and start-up costs (notes 1 and 9)                      (259,181)                  -
                                                                  ---------------      --------------

             NET INCOME (LOSS)                                    $    (2,454,141)     $      930,199
                                                                  ===============      ==============

 Basic and diluted earnings (loss) per share (note 1):

     Income (loss) before cumulative effect of accounting change  $         (0.09)     $         0.04

     Cumulative effect of change in accounting principle                    (0.01)                  -
                                                                  ---------------      --------------

     Net income (loss)                                            $         (0.10)     $         0.04
                                                                  ===============      ==============

 See Notes to Consolidated Financial Statements.

 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED SEPTEMBER 30, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Stock
                                                                                           subscription
                                                                                           in the form
                                                                                            of a note
                                                                               Retained    and related
                                                                 Additional    earnings      accrued
                                         Number      Common       paid-in    (accumulated    interest   Treasury
                                       of shares      stock       capital       deficit)    receivable    stock         Total
----------------------------------------------------------------------------------------------------------------------------------

Balance September 30, 1996             26,755,193   $ 267,552   $ 3,907,547   $   350,538   $ (183,877) $ (317,602)   $ 4,024,158

    Net income                                 --          --            --       930,199           --          --        930,199
    Cancellation of 4,825,400 shares
      of common stock related to
      liquidation of subsidiary
       into parent                     (4,825,400)    (48,254)     (269,348)           --           --     317,602             --
    Issuance of 1,743,333 shares of
      common stock relating to
      asset exchange agreement          1,743,333      17,433       191,767            --           --          --        209,200
    Interest earned on note
       receivable (note 8)                     --          --        28,766            --          509          --         29,275
    Principal payments received
      on note receivable (note 8)              --          --            --            --       50,050          --         50,050
                                       ----------   ---------   -----------   -----------   ----------  ----------    -----------

Balance September 30, 1997             23,673,126     236,731     3,858,732     1,280,737     (133,318)         --      5,242,882

    Net loss                                   --          --            --    (2,454,141)          --          --     (2,454,141)
    Sale of note receivable                    --          --        (7,975)           --      117,975          --        110,000
    Interest earned on note
       receivable (note 8)                     --          --         4,489            --        1,343          --          5,832
    Principal payments received
      on note receivable (note 8)              --          --            --            --       14,000          --         14,000
                                       ----------   ---------   -----------   -----------   ----------  ----------    -----------

Balance September 30, 1998             23,673,126   $ 236,731   $ 3,855,246   $(1,173,404)  $       --  $       --    $ 2,918,573
                                       ==========   =========   ===========   ===========   ==========  ==========    ===========


 See Notes to Consolidated Financial Statements.

 CONCORDE GAMING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                          1998              1997
-----------------------------------------------------------------------------      ------------------ ---------------
 Cash flows from operating activities:
     Net income (loss)                                                             $      (2,454,141) $       930,199
     Adjustments to reconcile net income (loss) to net cash flows
         (used in) operating activities:
            Depreciation and amortization                                                    346,800          508,944
            Deferred income taxes                                                           (219,000)        (112,600)
            Provision for doubtful accounts                                                    3,113                -
            Equity in earnings of unconsolidated affiliate                                         -           (9,800)
            Gain on termination of management agreement                                            -       (2,819,750)
            (Gain) loss on disposal of property and equipment, real estate                     2,852          (19,750)
            Write-off of casino development costs and long-lived assets                      259,181          376,897
            Change in assets and liabilities:
               Decrease in receivables - trade, property held for sale                        38,193          274,282
               Decrease (increase) in prepaid expenses and inventory                         449,902         (409,574)
               Increase (decrease) in accounts payable and accrued expenses                  908,144         (242,780)
               Increase (decrease) in income taxes payable                                  (148,599)          79,871
               Increase in other                                                                   -            4,934
                                                                                   -----------------  ---------------
                      NET CASH (USED IN) OPERATING ACTIVITIES                               (813,555)      (1,439,127)
                                                                                   -----------------  ---------------

 Cash flows from investing activities:
     Advances on long-term receivables                                                             -         (121,035)
     Principal payments received on long-term receivables                                          -        5,766,985
     Proceeds from termination of management agreement                                             -        2,851,061
     Purchase of property and equipment                                                   (7,711,619)        (856,690)
     Purchase of intangibles                                                                 (19,047)        (454,306)
     Proceeds from sale of property and equipment, real estate                                   300          102,314
     Payments for casino development costs                                                         -         (177,626)
     Payments related to asset exchange with North Star Casino, LLC                                -         (480,254)
     Distributions from unconsolidated affiliate                                              67,340                -
     Decrease (increase) in restricted cash                                                  288,894         (288,894)
     Decrease (increase) in other assets                                                    (145,480)          26,502
                                                                                   -----------------  ---------------
                      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (7,519,612)       6,368,057
                                                                                   -----------------  ---------------

 Cash flows from financing activities:
     Net change in short-term borrowings, related parties                                    490,500         (595,000)
     Proceeds from long-term borrowings:
         Related parties                                                                   3,225,000                -
         Other                                                                             4,706,025           20,201
     Principal payments on long-term borrowings, other                                      (577,336)      (3,480,119)
     Payments received on stock subscription in the form of a note
         and related accrued interest receivable                                             129,832           79,326
                                                                                   -----------------  ---------------
                      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  7,974,021       (3,975,592)
                                                                                   -----------------  ---------------

                      NET INCREASE (DECREASE) IN CASH                                       (359,146)         953,338
 Cash:
 Beginning                                                                                 1,073,910          120,572
                                                                                   -----------------  ---------------

 Ending                                                                            $         714,764  $     1,073,910
                                                                                   =================  ===============


 Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest, net of capitalized interest 1998 $29,589; 1997 none             $         256,123  $       409,602
         Income taxes                                                                         82,599          545,000

 Supplemental Schedule of Noncash Investing and Financing Activities

     Acquisition of property and equipment by incurring long-term debt             $       2,051,746  $             -
     Cancellation of treasury stock                                                                -          317,602
     Note receivable received for sale of Video Lottery Casino assets                              -           51,000
     Fair value of common stock issued to North Star Casino, LLC                                   -          209,200
     Property and equipment transferred to property held for resale                                -          195,216



     See Notes to Consolidated Financial Statements.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations:

Concorde Gaming Corporation and its subsidiaries (the "Company") is a diversified gaming company that seeks to capitalize on its experience as an operator of casinos and gaming machines. Concorde currently owns and operates the Golden Gates Casino in Black Hawk, Colorado and commenced operations of an offshore gaming vessel from Miami, Florida in October 1998.

The Company, through its subsidiary Bruce H. Lien Company ("BHL"), previously owned and operated video lottery route operations in South Dakota and developed and managed the 4 Bears Casino and Lodge ("4 Bears Casino") for the Three Affiliated Tribes ("TAT") on Indian land in North Dakota in accordance with a management agreement (the "Management Agreement"). In February 1997 the Company received a $8.65 million payment from TAT under a buyout settlement agreement (the "Settlement Agreement") in exchange for termination of the Management Agreement and dismissal of outstanding disputes with TAT. The video lottery operations were exchanged in June 1997 in conjunction with the acquisition of the Golden Gates Casino.

Principles of Consolidation:

The consolidated financial statements include the accounts of Concorde Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries at September 30, 1998 include Concorde Cripple Creek, Inc. ("Concorde Cripple Creek") (100% owned), Concorde Gaming of Missouri, Inc. (100%), Concorde Cruises, Inc. (100%) and Conami, Inc. (100%). Through subsidiaries, the Company owns an 80% interest in Bayfront Ventures and Princesa Partners, joint ventures that own and operate the offshore gaming vessel in Miami, Florida. During fiscal 1998 the 100% owned subsidiary Midwest Gaming, Inc. ceased operations and was dissolved.

Use of Estimates:

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

Significant Accounting Policies:

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Restricted Cash:

Restricted cash at September 30, 1997 was held at a bank in accordance with an agreement with one of the Company's lenders. This restriction on cash was released during the year ended September 30, 1998.

Inventory:

Inventory consists primarily of food, beverage and promotional items. Inventories are stated at the lower of cost (first-in, first-out basis) or market.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Property and equipment:

Property and equipment are recorded at cost. Assets are depreciated over their estimated useful lives or amortized over their lease terms using the straight-line or accelerated methods. Estimated useful lives for furniture, gaming equipment, and vehicles are 5 to 7 years, for leasehold improvements the life of the underlying lease, for vessels and improvements 10 to 25 years, and for buildings and improvements 39 years.

The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related asset's estimated useful life. Capitalized interest totaled $460,555 and none for the years ended September 30, 1998 and 1997, respectively.

Pre-opening and start-up costs:

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP No. 98-5, Reporting on the Costs of Start-up Activities. This standard provides guidance on the financial reporting for start-up costs and requires that such costs be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. In accordance with this standard the Company changed its method of accounting for start-up costs and organizational costs in 1998. Previously, start-up activities and organization costs were capitalized and amortized over 5 years. The effect of this change for 1998 resulted in an increase in loss from operations of $1,372,804 ($(.06) per common share). The cummulative effect of this change on prior years of $259,181 ($(.01) per common share), has been included in 1998 operations. There was no tax effect as a result of this change.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Intangible Assets and Property Held for Sale:

Intangible assets, primarily goodwill (excess of purchase price over net assets acquired) are amortized over estimated useful lifes of 10 to 15 years using the straight-line method. Intangible assets are evaluated for recoverability under the requirements of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of whenever impairment indicators are present. The Company adopted SFAS No. 121 in the year ended September 30, 1997, and recorded charges to income for the impairment of $270,897 and $106,000, respectively, for casino development costs and property and equipment that have been classified as property held for sale.

Revenue Recognition:

The Company recognizes gaming revenues as the net win from gaming operations, which is the difference between gaming wins and losses.

Promotional allowances consist primarily of food and beverage items furnished without charge to customers. The retail value of such items is included in the respective revenue classification and is then deducted as promotional allowances.

Income Taxes:

The Company provides for income taxes under SFAS No. 109 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax amounts. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share:

In 1998, the Company adopted the provisions of SFAS No. 128, Earnings per Share which requires the reporting of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings for the period by the weighted average common shares outstanding for the period. Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share. The provisions of SFAS No. 128 have been applied to all periods presented in the accompanying financial statements. A reconciliation of net income (loss) for basic and diluted earnings per share is as follows:


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued):

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                         Year Ended September 30, 1998
                                                                 Loss               Shares              Loss
                                                             (numerator)         (denominator)        Per Share
                                                           -------------------------------------------------------
       Basic EPS
       ---------
       Net loss before cumulative effect
               of accounting change                        $   (2,194,960)     $                            (0.09)
           Cumulative effect of accounting change                (259,181)                                  (0.01)
                                                           --------------                          --------------
           Net loss                                        $   (2,454,141)         23,673,126      $        (0.10)
                                                           ==============                          ==============
       Effect of dilutive securities
         Options
       Diluted EPS
      --------------
           Loss before cumulative effect
               of accounting change                        $   (2,194,960)     $                            (0.09)
           Cumulative effect of accounting change                (259,181)                                  (0.01)
                                                           --------------      --------------      --------------
           Net loss plus assumed conversion of options     $   (2,454,141)         23,673,126      $        (0.10)
                                                           ==============      ==============      ==============

Options to purchase 2,200,000 shares of common stock ranging from $.15 to $.42 per share, 80,000 shares of common stock at $1.50 per share, 2,000,000 shares of common stock at $1 per share and 960,000 shares of common stock ranging from $.075 to $1 per share were outstanding during the year but were not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

                                                                       Year Ended September 30, 1997
                                                               Income             Shares           Net Income
                                                             (numerator)       (denominator)        Per Share
                                                           ----------------------------------------------------
       Basic EPS
       ---------
           Net income available to common stockholders     $      930,199         22,101,739     $         0.04
                                                           ==============                        ==============
       Effect of dilutive securities
           Options                                                                   125,365
       Diluted EPS
       -----------
           Net income available to common stockholders
                                                           --------------     --------------     --------------
               plus assumed conversion of options          $      930,199         22,227,104     $         0.04
                                                           ==============     ==============     ==============

Reclassifications:

Certain amounts in the September 30, 1997 financial statements have been reclassified to conform to the presentation used at September 30, 1998.


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standard:

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997. This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under this statement will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments. The Company has not yet completed its analysis of which operating segments it will report on.

Note 2.  Management Agreement and Settlement Agreement

BHL had an agreement with the TAT for the management of the 4 Bears Casino located on the Fort Berthold Indian Reservation near New Town, North Dakota. The Management Agreement governed the relationship between the Company and the Tribe with respect to the construction, renovation, financing, and management of the casino, lodge, restaurant, and bingo hall.

On September 27, 1996, the Company and TAT entered into the Settlement Agreement to resolve disputes that arose out of the Management Agreement. On February 13, 1997, TAT paid the Company $8.65 million in accordance with the Settlement Agreement and in consideration for the termination of the Management Agreement. At the time of payment, the Company had $5,830,250 of notes receivable and unamortized intangibles related to the Management Agreement, resulting in a gain from the termination of the Management Agreement of $2,819,750 which has been recorded as other income in the 1997 statement of operations.

Note 3.  Acquisitions

North Star Asset Exchange Agreement:

In June 1997, Concorde Cripple Creek completed the exchange of substantially all of the assets related to its video lottery route operations in South Dakota (the "Video Lottery Assets"), pursuant to the terms of an Asset Exchange Agreement (the "Exchange Agreement") dated June 12, 1997 by and among the Company, its subsidiaries, and North Star Casino Limited Liability Company ("North Star"). Effective July 21, 1997, the Company completed the acquisition of substantially all of North Star's assets used in its business of owning and operating the Golden Gates Casino in Black Hawk, Colorado (the "Casino Assets"). A condition to the Company acquiring the Casino Assets was the licensing of the Company by the Colorado Gaming Commission (the "Commission") on or before September 1, 1997. The Commission licensed a wholly owned subsidiary of the Company on July 21, 1997. This acquisition was accounted for as a purchase and the operating results of the Casino Assets have been included in the Company's consolidated financial statements since the date of acquisition.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 3.   Acquisitions (Continued)

North Star Asset Exchange Agreement (Continued):

In addition to the transfer of Video Lottery Assets, the Company paid approximately $480,000 in cash, assumed approximately $773,000 in liabilities and issued 1,743,333 shares of the Company's common stock. The exchange was accounted for using fair market value and resulted in $616,850 of goodwill that is being amortized using the straight-line method over 15 years.

The Company's primary source of revenue and net income are currently dependent upon the results obtained from the Casino Assets. Unaudited profroma consolidated financial operations for the year ended September 30, 1997 as though the Casino Assets had been acquired as of October 1, 1996, are as follows:

                                                              1997
                                                      -------------------
Revenues                                              $         9,483,384
Net income                                                        952,761
Net income per common share                                          0.04

Bayfront Ventures and Princesa Partners:

In August 1997, the Company acquired an 80% interest in Bayfront Ventures, a Florida joint venture. The acquisition was accounted for as a purchase and the operating results of the business have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of this business was an initial payment of $650,000 and future consideration equal to 2% of Bayfront Venture's gaming win per operating year for each of the first three operating years. The future payments will be a minimum of $175,000 but not greater than $400,000. Once the actual payment is determined for each of the first three operating years, the amount will be recorded as goodwill and amortized using the straight-line method over the remaining term of the dock lease. The $650,000 initial purchase price includes $355,000 of intangible dock lease rights and is being amortized over the term of the dock lease (10 years). The joint venture also has entered into an agreement to lease dock space requiring annual payments ranging from $400,000 to $475,000.

The Company has an 80% interest in Princesa Partners, a Florida joint venture created in 1998 to own the gaming vessel (the Princesa) and certain equipment and improvements. All assets and liabilities related to the Princesa were transferred from Bayfront Ventures to Princesa Partners. Bayfront Ventures has entered into a lease for hire agreement with Princesa Partners whereby Bayfront Ventures will lease the Princesa and related equipment and improvements.


Note 4.  Notes Receivable from Related Party

Notes receivable from related party consist of:

                                                  1998                 1997
                                             --------------      --------------
Non-interest bearing note receivable,
  quarterly payments based on future
  distributions to minority partner in
  Bayfront Ventures                          $       95,000      $       95,000
Less current maturities                                  --                  --
                                             --------------      --------------
                                             $       95,000      $      $95,000
                                             ==============      ==============

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 5.  Investment in Unconsolidated Affiliate

The Company owns a 38.5% interest in Bayou Gaming, Inc. ("Bayou"), which operates a video poker route in Louisiana. At September 30, 1998 the Company's investment exceeded its underlying equity by $48,110 and is being amortized over a remaining term of two years. Prior to November 1996 the Company accounted for its investment using the equity method of accounting under which its proportionate share of the earnings of the subsidiary are included in the consolidated financial statements.

In November 1996, each parish (county) in Louisiana gave voters the opportunity to decide if video poker would continue to be allowed to operate within each parish. If the voters decided to disallow video poker operations within the parish, all existing video poker establishments could operate until June 30, 1999. A significant portion of Bayou's routes are located in parishes that voted to cease the video poker operations as of June 30, 1999. As a result, the Company discontinued recording its share of any equity in earnings generated by Bayou effective November 1996. Management anticipates Bayou's operations will generate sufficient cash flows prior to the termination of video poker in these parishes to recover its investment of $113,825 at September 30, 1998.

Note 6.  Notes Payables to Related Parties

Notes payable consists of:

                                                                                      1998               1997
                                                                                 --------------     --------------
Z
       Unsecured note payable to the Company's majority stockholder, monthly payments of $8,500 plus interest at prime plus 3.5%,
           due March 1999                                                        $      440,500     $           --

         Unsecured note payable to the Company's majority shareholder
             with interest at 18%, due on demand                                         50,000                 --

                                                                                 --------------     --------------

       Short-term notes payable to related parties                               $      490,500     $           --
                                                                                 ==============     ==============

Note 6.  Notes Payables to Related Parties (Continued)

                                                                                      1998               1997
                                                                                 --------------     --------------
       Various unsecured notes payable to a company controlled by the Company's majority stockholder with interest at 18%, due on
           demand. (A)                                                           $    3,225,000     $           --

       Less current maturities                                                               --                 --
                                                                                 --------------     --------------

       Long-term notes payable to related parties                                $    3,225,000     $           --
                                                                                 ==============     ==============

          (A) In November 1998, these notes payable to a company controlled by the Company's majority stockholder were refinanced with one note payable to a company controlled by the Company's majority stockholder for advances up to $5.0 million. The interest rate remains at 18% and the note is due on demand, however, the majority stockholder has waived his rights to demand payment on the $5.0 million note until after October 1, 1999. Therefore, these notes have been classified as long-term at September 30, 1998.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 7.  Long-term Debt

          Long-term debt consists of:

                                                                    1998                1997
                                                              ----------------   ----------------
Mortgage payable to third party in monthly installments
    of $5,220 including interest at prime plus 2%,
    due April 2005, secured by real estate.                   $        296,802   $        326,554

Mortgage payable to third party in monthly installments
    of $329 including interest at 9.25%, due May 2001,
    secured by real estate.                                             39,329             39,625

11.5% note payable to a vendor in monthly installments
    of $6,206 including interest, due September 1999,
    secured by slot machines.                                           69,693            132,500

9% note payable to a bank in monthly installments of
    $419 including interest, due June 2002, secured by
    a vehicle.                                                          15,970             19,396

Note payable to a bank, interest paid monthly at prime
    plus 3.75%, due September  1998, secured by first
    preferred ship mortgage, guaranteed by majority
    stockholder (A).                                                 4,616,336                 --

Note 7. Long-term Debt (Continued)

Accounts payable, property and equipment related,
    subsequent to September 30, 1998 refinanced with
    long-term debt. See Note 15 (A).                                 2,051,746                 --

10% note payable to a third party in monthly installments
    of $1,694 including interest, due October 2001,
    secured by equipment.                                               52,473                 --

Other notes, due in various monthly installments to March
    2006, at various rates from 6.5% to 7.15%, secured in
    part by property and equipment.                                     84,809             61,978


Note payable to a bank paid off during the year ended
    September 30, 1998.                                                     --            466,670
                                                              ----------------   ----------------
                                                                     7,227,158          1,046,723
Less current maturities                                               (597,540)          (570,085)
                                                              ================   ================
                                                              $      6,629,618   $        476,638
                                                              ================   ================

The prime interest rates at September 30, 1998 and 1997 were 8.25% and 8.5%, respectively.

(A) In October 1998, this note payable and accounts payable, property and equipment related, were refinanced with long-term financing, see Note 15. Therefore, the obligations have been classified as long-term at September 30, 1998.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The future aggregate annual maturities of long-term debt at September 30, 1998 after giving effect to the refinancing described above are as follows:

  Fiscal year ending:
         1999                                 $          597,540
         2000                                            830,864
         2001                                            960,579
         2002                                            991,417
         2003                                          1,095,639
         Thereafter                                    2,751,119
                                              ------------------
                                              $        7,227,158
                                              ==================

Note 8. Stock Subscription in the Form of a Note and Related Accrued Interest Receivable

The stock subscription in the form of a note and related accrued interest receivable was due from an unrelated corporation. The note was assigned to the Company by its majority stockholder as consideration for the purchase of Company common stock. Due to the length to maturity of the note and full collection being dependent upon the future success of the maker,

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 8. Stock Subscription in the Form of a Note and Related Accrued Interest Receivable (Continued)

which could not be assured, the note and related accrued interest receivable have been reflected as a stock subscription receivable and interest on the note is credited to additional paid-in capital as it is earned.

During the year ended September 30, 1998, this note was sold to a company controlled by the majority stockholder for an amount approximately $8,000 less than the remaining principal balance. As a result, Additional Paid-In Capital was reduced by this amount.

Note 9.  Income Taxes

The income tax provision (benefit) for the years ended September 30, 1998 and 1997 is as follows:

                                                 1998             1997
                                             -----------      ------------
Current, Federal and State                   $   (66,000)          655,000
Deferred                                        (219,000)          (36,000)
                                             -----------      ------------

                                             $  (285,000)          619,000
                                             ===========      ============

The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory tax rate to pretax income including cumulative effect of change in accounting principle due to the following:

                                                 1998             1997
                                             -----------      -----------
Computed "expected" tax expense (benefit)    $  (931,300)         526,730
Valuation allowance                              684,000               --
Permanent differences, net                        28,339           49,100
State income taxes, net of federal effect             --            1,980
Other                                            (66,039)          41,190
                                             -----------      -----------
                                             $  (285,000)         619,000
                                             ===========      ===========



Note 9.  Income Taxes (Continued)

Net deferred tax asset (liabilities) are as follows:

                                                 1998             1997
                                             -----------      -----------
Deferred tax assets:
   Intangibles                               $        --           30,000
   Start-up costs                                684,000               --
   Net operating loss carryback                  324,000               --
   Reserves not currently deductible              26,000           36,000
                                             -----------      -----------
                                               1,034,000           66,000
   Valuation allowance                          (684,000)              --
                                             -----------      -----------
                                                 350,000           66,000
Deferred tax liabilities:
   Property and equipment                         65,000               --
                                             -----------      -----------

          Net                                $   285,000           66,000
                                             ===========      ===========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

For the year ended September 30, 1998, there is no income tax benefit related to the cumulative effect of the change in accounting principles related to pre-opening and start up costs because of the recorded valuation allowance associated with the deferred tax asset.

Note 10.  Stock Option Plan and Stock Warrants Issued as Compensation

The Company has reserved 2,200,000 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the "Plan"). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 1998, 2,200,000 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.15 to $0.42 per share and vest ratably over a five-year period. Options for the purchase of 921,612 shares were vested at September 30, 1998. No options under the Plan have been exercised. Options for the purchase of 314,030 shares, issued in fiscal year 1994, were cancelled and reissued in January 1997. The exercise price per share was decreased from $1.00 to $0.15.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 10.  Stock Option Plan and Stock Warrants Issued as Compensation
(Continued)

      Summarized information for all options is as follows for the years ended September 30:


                                            1998                             1997
                               -----------------------------    ----------------------------
                                                  Weighted                         Weighted
                                                   Average                         Average
                                                  Exercise                         Exercise
Outstanding                         Options         Price          Options          Price
                               ---------------   -----------    -------------     ----------
Beginning of year                    1,860,000   $      0.25        1,110,000     $    0.32 (A)
Granted                                440,000   $      0.25          800,000     $    0.15
Exercised                                    0                              0
Cancelled                             (100,000)  $      0.28          (50,000)    $    0.41
                               ---------------                  -------------
End of year                          2,200,000   $      0.25        1,860,000     $    0.25
                               ===============                  =============

Exercisable at end of year             921,612   $      0.24          593,612     $    0.23
                               ===============                  =============

Options available for grant                  0                        340,000
                               ===============                  =============


      (A) Reflects the modification of the exercise price on options for 314,030 shares in fiscal 1997.


The following table summarizes information about the options outstanding at September 30, 1997:

  Exercise Prices     Outstanding      Life      Price          Exercisable      Price
 -------------------------------------------------------       ------------------------
 $  0.15 - $  0.25      1,504,030       8.5    $   0.18           614,030       $  0.15
 $  0.40 - $  0.42        695,970       7.3    $   0.40           307,582       $  0.41
                     ------------                              --------------
                        2,200,000       7.9    $   0.25           921,612       $  0.24
                     ============                              ==============

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 10.  Stock Option Plan and Stock Warrants Issued as Compensation
(Continued)

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


                                                       1998               1997
                                                       ----               ----
    Net income (loss) - as reported               $ (2,454,141)       $  930,199
    Net income (loss) - pro forma                 $ (2,484,089)       $  887,648

    Basic earnings per share - as reported        $      (0.10)       $     0.04
    Basic earnings per share - pro forma          $      (0.10)       $     0.04
    Diluted earnings per share - pro forma        $      (0.10)       $     0.04
    Diluted earnings per share - pro forma        $      (0.10)       $     0.04

The fair value of each option granted in fiscal year 1998 and 1997 was estimated using the following assumptions for the Black-Scholes option-pricing model: (i) no dividends, (ii) expected volatility for both years of 30%, (iii) risk free interest rates averaging 5.25% for 1998 and 6% for 1997, and (iv) the expected average life of 5 years for both years. The weighted average fair value of the options granted in 1998 and 1997 were $0.07 and $0.04, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 31, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

Note 11.  Related Party Transactions

Rent expense to a company controlled by the Company's majority stockholder totaled $31,172 and $34,350 for 1998 and 1997, respectively, for an office space lease that expires September 30, 1999.

The Company also leases an airplane from a company controlled by the Company's majority stockholder. The lease payments are based on the Company's actual usage and totaled $2,146 and $26,678 during 1998 and 1997, respectively.

Interest expense including capitalized interest relating to notes payable to the majority stockholder and a company controlled by the majority stockholder was $394,278 and $27,699 for the years 1998 and 1997, respectively.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 12.  Commitments

Use Agreement:

In June 1997, Bayfront Ventures entered into a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement grants Bayfront Ventures the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel.

The initial term of the Use Agreement is for five years commencing September 1, 1997 with the option to extend for one additional five year term ("Extension Term"). The Use Agreement was amended in August 1997, to extend the commencement date of the Use Agreement from September 1, 1997 to October 1, 1997.

Bayfront shall have a right of first refusal to extend the Extension Term, if exercised, for one additional five year term provided the Trust in its sole discretion has determined to permit the continued used of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement caused by Bayfront Ventures. The Use Agreement provides that Bayfront Ventures shall pay the Trust annual fees as follows: $400,000 in year one, $450,000 in years 2 and 3, and $475,000 in year 4 and 5. In addition, as of September 30, 1998, Bayfront Ventures has provided a $925,000 irrevocable letter of credit for the benefit of the Trust to secure the payment of the annual fees for the third and fourth years of the Use Agreement. The letter of credit is secured by the personal guarantee of the majority stockholder and a mortgage on certain real estate owned by a company controlled by the majority stockholder. The Company is required to pay a fee of $350/day for so long as the real estate is collateral for the letter of credit. In 1998 $114,000 was included in interest and financing costs. Bayfront Ventures is required to provide a letter of credit throughout the term of the Use Agreement, in an amount equal to the next two years' annual fees.

Leases:

The Company has several noncancelable operating leases, primarily for dock and casino property, that expire over the next five years. These leases generally contain renewal options for periods ranging one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during the years ended September 30, 1998 and 1997 was $447,302 and $153,404, respectively.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 12.  Commitments (Continued)

The future aggregate minimum lease payments as of September 30, 1998 are as follows:

  Fiscal year ending:
         1999                            $        890,000
         2000                                     830,000
         2001                                     840,000
         2002                                     735,000
         2003                                      26,000
                                         ----------------
                                         $      3,321,000
                                         ================

The casino lease also requires the Company to pay additional rent based on a percentage of adjusted net gaming revenue of Golden Gates Casino as set forth in the casino lease agreement which was approximately $110,000 and $12,000 for September 30, 1998 and 1997, respectively. Base rental payments under the agreement are included in the minimum lease payments above.

Retirement Plan:

The Company has a defined contribution 401(k) profit sharing plan covering substantially all employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $12,816 and $17,295 during the years ended September 30, 1998 and 1997, respectively.

Note 13.  Contingencies

The Internal Revenue Service ("IRS") has audited the income tax returns for fiscal years 1995 and 1994. The IRS has proposed adjustments relating to the contract termination costs related to third party financing for the Management Agreement deducted by the Company in the 1994 return. The IRS proposes that these costs be amortized over the life of the Management Agreement, rather than expensed in 1994. The deficiency notice issued shows tax liabilities of approximately $74,700 for 1994 and $379,200 for 1995, before interest. No penalties are presently being assessed and the IRS has not computed any interest due, since fiscal years 1996 through 1998 have tax payments that would be applied to these deficiencies.

Management believes the expensing of the contract termination costs in fiscal 1994 is proper and has requested an appeal conference to further review the facts in this matter. In the event that the Company's appeal is not successful, the amortization of the contract termination costs would result in tax overpayments in fiscal years 1996 and 1997, which would result in reducing the deficiencies for 1994 and 1995 to approximately $67,000 of tax and approximately $62,000 of interest. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 13.  Contingencies (Continued)

In October 1997, the Company entered into a parking garage agreement for the purpose of constructing a parking garage adjacent to Golden Gates Casino. This agreement requires the Company to contribute land with a book value of $1,097,080 to a third party. The Company has no additional commitments relating to the construction of the parking garage. Contribution of this land is contingent upon performance of contractual obligations by the third party as set forth in the parking garage agreement.

In March 1998, the Company entered into a $500,000 promissory note with the majority stockholder. The Company was required to pledge all assets of the Golden Gates Casino to a lender of the majority stockholder for borrowings the majority stockholder has with the lender for $500,000.

Note 14.  Disclosures About Fair Market Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

Management estimates that the notes receivable and notes payable approximate fair value as they generally include variable interest rates and/or because of the short term nature of the notes receivable and payable.

Note 15.  Subsequent Events

In October 1998, the construction of the vessel to be used in the offshore gaming operation in Miami, Florida was completed. The "Princesa" commenced operations on October 10, 1998. Operating under the name of Casino Princesa, the Company expects to offer 2 cruises daily Monday through Thursday, and 3 cruises on Friday, Saturday and Sunday. Casino Princesa offers over 230 slot machines and 32 table games on the 200-foot mega yacht.

In October 1998, Princesa Partners entered into a loan agreement (the "Permanent Financing") with a group of lenders, which provides $8,400,000 of financing for the Princesa, payment on related property and equipment accounts payable and working capital. The Permanent Financing is secured by a First Preferred Ship Mortgage on the Princesa, and all related furniture, fixtures and equipment, and the guarantees of Bayfront Ventures, the majority stockholder, the Company, the minority partner and other individuals. The Permanent Financing bears interest at 10.625% with interest only payments through January 1999. Monthly payments of $130,258 including interest commence February 1999 for 60 months, when the remaining principal balance is due.

Note 15. Subsequent Events (Continued)

The Permanent Financing also calls for the mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenues (as defined below) for each fiscal year, commencing January 2000.

Excess Revenues as defined in the loan agreement is the excess of (i) the combined earnings before taxes, depreciation and amortization of Princesa Partners and Bayfront Ventures (the "Entities") minus the principal and interest paid on the Permanent Financing during the fiscal year, over (ii) $4,000,000. The Entities are required to maintain a tangible net worth of $3,000,000 plus 10% of the Entities net income as of the end of each fiscal quarter through December 2000. In addition, the Permanent Financing requires the Entities to maintain a debt service coverage ratio of no less than 1.5 to 1.0 and has additional limits on the amount of indebtedness the Entities can incur.

In November 1998, the Company refinanced various notes payable to a company controlled by the Company's majority shareholder. The balance at September 30, 1998 on these notes was $3,225,000. A new promissory note was entered into for advances up to $5.0 million with interest at 18%. The note is unsecured and is due on demand. The right to demand payment on this note has been waived until after October 1, 1999. Therefore, the $3,225,000 balance as of September 30, 1998 has been classified as long-term at September 30, 1998.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In April 1998, the Company entered into an agreement (the "Option Agreement") with majority shareholder, whereby he has agreed to provide the Company with a line of credit in the amount of $3,000,000, which was used for costs related to the offshore gaming project in Miami. In consideration for this line of credit and other agreements, the Company granted the majority shareholder an option (the "Option") to purchase all or a portion of the Company's interest in Bayfront Ventures. In November 1998, the Company and its majority stockholder cancelled the Option Agreement and the Option.

                                  EXHIBIT INDEX

Exhibit No.        Description
----------         -----------

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

10.5            Indemnification Agreement between the Company and Bruce H.
                Lien.(1)

10.6 Promissory Note in the amount of $690,000 dated September 30, 1996 issued by the Company to BHL Capital Corporation.(5)


10.7 Settlement Agreement between The Three Affiliated Tribes of the Fort Berthold Reservation and Bruce H. Lien Company dated September 27, 1996.(4)

10.8 Loan Agreement between the Company and BNC National Bank of Minnesota dated June 20, 1996 (5)

10.9 Term Note in the amount of $800,000 dated June 20, 1996 issued by BNC National Bank to the Company (5)

10.10 Short-Term Revolving Note in the amount of $500,000 dated June 20, 1996 issued by BNC National Bank to the Company. (5)

10.11 Amendment No 1 to Settlement Agreement dated January 7, 1997 between BHL and FBILLC.(5)

10.12           Lease between Elevation 8000+ and Concorde Cripple Creek, Inc.
                dated July 21, 1997.(6)

10.13 Agreement dated August 5, 1997, by and between Leo Equity Group, Inc. and Concorde Gaming Corporation.(6)

10.14 Use Agreement dated June 25, 1997, by and between Casino Princesa and Bayfront Park Management Trust.(6)

10.15 Joint Venture Agreement dated August 27, 1997, by and between Concorde Gaming Corporation and Goldcoast Entertainment Cruises, Inc.(6)

10.16 Vessel Construction Agreement dated August 26, 1997, by and between Keith Marine, Inc. and Casino Princesa.(6)

10.17 Waiver Agreement dated March 20, 1998, by and between Goldcoast Entertainment Cruises, Inc. and Concorde Gaming Corporation.(6)

10.18 Option Agreement dated April 20, 1998 between Concorde Gaming Corporation and Bruce H. Lien.(6)

10.19 Promissory Note in the aggregate principal amount of $3,000,000 executed by Concorde Gaming Corporation and BHL Capital Corporation.(6)

10.20 Loan Agreement between Princesa Partners and the lenders named therein dated as of October 22, 1998.(+)

10.21 Servicing and Intercreditor Agreement between Princesa Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(+)

10.22 Security Agreement between Princesa Partners, Casino Princesa and the lenders named therein dated as of October 22, 1998.(+)

10.23 Guaranty, Subordination Agreement, Security Agreement and Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(+)

10.24 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(+)

10.25 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(+)

10.26 Princesa Partners Joint Venture Agreement between Goldcoast Entertainment Cruises, Inc. and Conami, Inc. dated as of October 22, 1998.(+)

10.27 Promissory Note to the order of BHL Capital Corporation in the principal amount of $5,000,000 dated November 13, 1998.(+)

16              Letter re Change in Certifying Accountant.(7)

21              Subsidiaries of the Registrant.(+)

23.1            Consent of 1998 Independent Auditors.(+)

23.2            Consent of 1997 Independent Auditors.(+)

27              Financial Data Schedule.(+)

(+) Filed herewith

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995 and incorporated herein by this reference.

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

(4) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated September 27, 1996 and incorporated herein by this reference.

(5) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1996 and incorporated herein by this reference.

(6) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1997 and incorporated herein by this reference.

(7) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated August 25, 1996 and incorporated herein by this reference.