Form 10QSB
period 1998-12-31
CONCORDE GAMING CORP
filed 1999-02-16
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                 (605) 341-7738
                         -------------------------------
                         (Registrant's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 1999, there were 23,813,386 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                       Page No.
                                                                                                                   --------
         Condensed Consolidated Balance Sheet at December 31, 1998 (unaudited)                                         1

         Condensed Consolidated Statements of Operations for                                                           2
           Three Months Ended December 31, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows for                                                           3
           Three Months Ended December 31, 1998 and 1997 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                                              4


Item 2. Management's Discussion and Analysis of Financial                                                              7
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                              11

                           CONCORDE GAMING CORPORATION
                      Condensed Consolidated Balance Sheet
                                December 31, 1998
                                   (unaudited)

 Assets
 Current assets:
     Cash                                                                       $  1,598,937
     Trade receivables                                                                86,148
     Inventory                                                                        49,577
     Property held for sale                                                          167,510
     Prepaid expenses, other                                                         711,146
                                                                                ------------
       Total current assets                                                        2,613,318
Property and equipment, net                                                       12,838,851
Notes receivable, less current maturities                                             95,000
Intangibles, net                                                                   1,226,524
Deferred income taxes                                                                285,000
Other                                                                                237,817
                                                                                ------------
                                                                                $ 17,296,510
                                                                                ============

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable, related party                                               $    415,000
     Current maturities of long-term debt                                          1,046,561
     Accounts payable                                                                482,984
     Accrued payroll and related costs                                               181,704
     Other                                                                           680,603
     Income taxes payable                                                               --
                                                                                ------------
       Total current liabilities                                                   2,806,852
                                                                                ------------
Long-term debt, less current maturities                                           12,877,326
                                                                                ------------
Stockholders' equity:
     Common stock, $.01 par value, authorized 500,000,000 shares,
       issued 23,673,126 at December 31, 1998                                        236,731
     Preferred stock, $.01 par value; authorized 10,000,000 shares,
       no shares issued and outstanding                                                 --
     Additional paid-in capital                                                    3,855,246
     Accumulated deficit                                                          (2,479,645)
                                                                                ------------
                                                                                   1,612,332
                                                                                ------------
                                                                                $ 17,296,510
                                                                                ============


 The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                           Three months ended December 31,
                                                                             1998                 1997
                                                                         ------------         ------------
Revenues:
     Casino                                                              $  2,761,894         $    780,123
     Food and beverage                                                        311,528               66,381
     Video lottery                                                               --                 53,499
     Other                                                                    334,648                7,986
                                                                         ------------         ------------
     Gross revenues                                                         3,408,070              907,989
     Less: promotional allowances                                            (413,566)             (20,985)
                                                                         ------------         ------------
       Net revenues                                                         2,994,504              887,004
                                                                         ------------         ------------
Costs and expenses:
     Casino                                                                 1,231,708              571,392
     Food and beverage                                                        375,772               39,350
     Video lottery                                                               --                 69,498
     Management fees, to minority partner, related party                       90,000              100,000
     Business development costs                                                  --                 21,084
     Selling, general and administrative                                    1,449,639              382,823
     Depreciation and amortization                                            254,284               79,435
     Start-up costs                                                           540,952              145,659
                                                                         ------------         ------------
       Total costs and expenses                                             3,942,355            1,409,241
                                                                         ------------         ------------

Loss from operations                                                         (947,851)            (522,237)
                                                                         ------------         ------------
Other income (expense):
     Interest income                                                           13,980                7,633
     Other income                                                              11,512                2,502
     Interest expense and financing costs:
       Related parties                                                       (250,689)             (19,009)
       Other                                                                 (241,494)              (9,756)
                                                                         ------------         ------------
                                                                             (466,691)             (18,630)
                                                                         ------------         ------------
Loss before income taxes and
     cumulative effect of accounting change                                (1,414,542)            (540,867)

Federal and state income tax benefit                                         (108,300)            (158,800)
                                                                         ------------         ------------
Loss before cumulative effect of accounting change                         (1,306,242)            (382,067)

Cumulative effect of change in accounting principle
     related to pre-opening and start-up costs                                   --               (259,181)
                                                                         ------------         ------------
Net loss                                                                 $ (1,306,242)        $   (641,248)
                                                                         ============         ============
Basic and diluted loss per share:

     Loss before cumulative effect of accounting change                  $      (0.06)        $      (0.02)

     Cumulative effect of change in accounting principle                         --                  (0.01)
                                                                         ------------         ------------
     Net loss                                                            $      (0.06)        $      (0.03)
                                                                         ============         ============
Weighted-average common shares outstanding                                 23,673,126           23,673,126
                                                                         ============         ============
Weighted-average common and
  common equivalent shares outstanding                                     23,673,126           23,673,126
                                                                         ============         ============


 The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                              Three months ended December 31,
                                                                                  1998               1997
                                                                              -----------         -----------
Cash flows from operating activities:
     Net loss                                                                 $(1,306,242)        $  (641,248)
     Adjustments to reconcile net loss to net cash flows
       from operating activities:
       Depreciation and amortization                                              254,284              79,435
       Deferred income taxes                                                         --               (36,000)
       Other                                                                         --                   410
       Changes in assets and liabilities:
         Receivables                                                              (66,573)              3,128
         Prepaid expenses and other                                              (621,216)            116,909
         Accounts payable and accrued expenses                                 (2,068,842)             (3,641)
         Income taxes payable                                                     (57,872)           (122,800)
                                                                              -----------         -----------
     Net cash provided by (used in) operating activities                       (3,866,461)           (603,807)
                                                                              -----------         -----------
Cash flows from investing activities:
     Purchase of property and equipment                                          (347,562)         (1,023,023)
     Payments for casino development costs                                           --                  --
     Other                                                                       (349,779)             11,027
                                                                              -----------         -----------
     Net cash provided by (used in) investing activities                         (697,341)         (1,011,996)
                                                                              -----------         -----------
Cash flows from financing activities:
     Net change in short-term borrowings:
        Related parties                                                           (75,500)            790,000
        Other                                                                        --               100,000
     Proceeds from long-term borrowings:
        Related parties                                                         1,775,000                --
        Other                                                                   9,991,097                --
     Principal payments on long-term debt, other                               (6,242,622)            (90,692)
     Payments received on stock subscription                                         --               129,832
                                                                              -----------         -----------
     Net cash provided by (used in) financing activities                        5,447,975             929,140
                                                                              -----------         -----------

     Net increase (decrease) in cash                                              884,173            (686,663)
     Cash, beginning of period                                                    714,764           1,073,910
                                                                              -----------         -----------
     Cash, end of period                                                      $ 1,598,937         $   387,247
                                                                              ===========         ===========
Supplemental disclosures of cash flow information:
     Cash payments for:
       Interest                                                               $   693,064         $    23,261
                                                                              ===========         ===========

       Income taxes                                                           $      --           $      --
                                                                              ===========         ===========
Supplemental disclosure of noncash investing activities:

     Property and equipment acquired by incurring accounts payable            $    43,380
                                                                              ===========



 The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1998 included in the Company's 1998 Annual Report on Form 10-KSB.

         Recently Issued Accounting Standard:

         SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997. This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under this statement will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments. The Company has not yet completed its analysis of which operating segments it will report on but intends to be in compliance by September 30, 1999.

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

         In accordance with this standard, the Company changed its method of accounting for start-up costs and organizational costs in 1998.

         Earnings Per Share

         In 1998, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. Options to purchase 2,200,000 shares of common stock ranging from $.15 to $.42 per share, 80,000 shares of common stock at $1.50 per share, 2,000,000 shares of common stock at $1 per share and 960,000 shares of common stock ranging from $.75 to $1 per share were outstanding during the year but were not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares. A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:


                                                    Three Months Ended                         Three Months Ended
                                                    December 31, 1998                           December 31, 1997
                                        ------------------------------------------- ------------------------------------------
                                             Loss           Shares         Loss         Loss          Shares          Loss
                                         (numerator)    (denominator)   Per Share   (numerator)    (denominator)   Per Share
                                        --------------- --------------- ----------- ------------- ---------------- -----------
Basic EPS
Loss before cumulative effect of
    accounting change                     ($1,306,242)                    ($0.06)    ($382,067)                      ($0.02)
    Cumulative effect of accounting
      change                                       -                       -          (259,181)                       (0.01)
                                          -----------                     ------   -----------                       ------

    Net loss                              ($1,306,242)    23,673,126      ($0.06)    ($641,248)       23,673,126     ($0.03)
                                          ===========                     ======   ===========                       ======
Effect of dilutive securities
    Options                                                   -                                          -

Diluted EPS
Loss before cumulative effect of
    accounting change                     ($1,306,242)                    ($0.06)    ($382,067)                      ($0.02)
    Cumulative effect of accounting
      change                                   -                             -        (259,181)                       (0.01)
                                          -----------    -----------      ------   -----------       -----------     ------
Net loss plus assumed conversion
      of options                          ($1,306,242)    23,673,126      ($0.06)    ($641,248)       23,673,126     ($0.03)
                                          ===========    ===========      ======   ===========       ===========     ======

(2)      Princesa Financing

         In October, 1998, Princesa Partners entered into a Loan Agreement and Security Agreement with a group of lenders, which provided $8,400,000 in financing for the Princesa, related equipment and working capital (the "Vessel Loan"). The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Lien, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.625% with interest only payments through January 1999. Monthly payments of $130,258, including interest, commence February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida and other jurisdictions that could impact the Company's operations, changes in economic conditions, declining popularity of gaming, competition in Colorado, Florida and other jurisdictions, and the level and rate of growth in the Company's operations. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

INTRODUCTION

         Concorde Gaming Corporation (the "Company"), through a wholly-owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly-owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns an 80% interest in two joint ventures, Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa ("Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which own and operate an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. Concorde Cruises owns an 80% interest in Casino Princesa and Conami owns an 80% interest in Princesa Partners. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa, which operates the Princesa. The Princesa was completed and commenced operations in October, 1998.

         The Company changed its core operations during the past two years, which changes had a significant impact on the results of operations during the fiscal quarter ending December 31, 1998 and the fiscal quarter ending December 31, 1997. Accordingly, these periods are not fully comparable. The Management Agreement between a subsidiary of the Company and the Three Affiliated Tribes relating to the 4 Bears Casino was terminated upon the closing of the Settlement Agreement effective February 13, 1997. In addition, in June 1997 the Company, and certain of its subsidiaries, transferred certain video lottery assets in South Dakota to North Star Casino Limited Liability Company and subsequently acquired the Golden Gates Casino in July 1997. The Princesa commenced operations in October, 1998.

RESULTS OF OPERATIONS

Three Months ended December 31, 1998 Compared to Three Months ended December 31, 1997

         Revenues. Total revenues increased 237.6% to $2,994,504 for the three months ended December 31, 1998, compared to $887,004 for the three months ended December 31, 1997, primarily as a result of the commencement of operations of the Princesa in October 1998. The Casino Princesa had revenues of $1,835,630 for the three months ended December 31, 1998. Golden Gates Casino generated revenues of $1,158,874 for the three months ended December 31, 1998, compared to revenues of $825,475 for the three months ended December 31, 1997.

         Costs and Expenses. Total costs and expenses increased 179.8% to $3,942,355 for the three months ended December 31, 1998, compared to $1,409,241 for the three months ended December 31, 1997, primarily as a result of the commencement of operations of the Princesa in October 1998. Operating expenses for Casino Princesa were $564,720 for the three months ended December 31, 1998. Operating expenses for Golden Gates Casino were $666,988 for the three months ended December 31, 1998, compared to $571,392 for the three months ended December 31, 1997, due primarily to an increase in rent expense due to increased revenues. Management fees paid to Goldcoast Entertainment Cruises, Inc., which owns a 20% interest in each of Casino Princesa and Princesa Partners, related to Casino Princesa were $90,000 for the three months ended December 31, 1998, compared to $100,000 for the three months ended December 31, 1997. Selling, general and administrative expenses increased 278.7% to $1,449,639 for the three months ended December 31, 1998, compared to $382,823 for the three months ended December 31, 1997, due primarily to costs associated with Casino Princesa. Depreciation and amortization increased 220.01% to $254,284 for the three months ended December 31, 1998, compared to $79,435 for the three months ended December 31, 1997, due primarily to amortization and depreciation related to the Princesa and the gaming equipment related thereto. Start-up costs, primarily related to the Princesa, were $540,952 for the three months ended December 31, 1998, compared to $145,659 for the three months ended December 31, 1997.

         Other Income and Expense. Interest expense and financing costs to related parties increased to $250,689 for the three months ended December 31, 1998, compared to $19,009 for the three months ended December 31, 1997, primarily due to interest expense related to the $5,000,000 promissory note to BHL Capital. Other interest and financing costs increased to $241,494 for the three months ended December 31, 1998, compared to $9,756 for the three months ended December 31, 1997, primarily due to the financing costs related to the Princesa. Prior to the completion of the Princesa in October 1998, interest costs relating to the Princesa were capitalized as start up costs rather than expensed.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $108,300 for the three months ended December 31, 1998, compared to a benefit of $158,800 for the three months ended December 31, 1997. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,598,937 at December 31, 1998, compared to $714,764 at September 30, 1998, an increase of $884,173.

         During the three months ended December 31, 1998, the Company used cash flow from operating activities of $3,866,461, compared to $603,807 during the three months ended December 31, 1997.

         Investing Activities. Investing activities used cash of $697,341 during the three months ended December 31, 1998, compared $1,011,996 during the three months ended December 31, 1997. The Company used $347,562 during the three months ended December 31, 1998 for the acquisition of property and equipment, compared to $1,023,023 during the three months ended December 31, 1997.

         Financing Activities. Financing activities provided cash of $5,447,975 during the three months ended December 31, 1998, compared to $929,140 during the three months ended December 31, 1997. Long-term borrowings from related parties provided $1,775,000 for the three months ended December 31, 1998, compared to $0 for the three months ended December 31, 1997, primarily due to the Company signing a promissory note for $5,000,000 with BHL Capital Corporation ("BHL Capital"), a company controlled by Brustuen H. Lien, the majority shareholder, director and chairman of the board of the Company, which promissory note replaced previous borrowing from BHL Capital and Mr. Lien, and increased, by approximately $56,000, the amount owed by the Company to BHL Capital. This promissory note is due on demand, however, BHL Capital has waived its right to demand payment of this promissory note until January 1, 2000 pursuant to a letter agreement dated February 5, 1999. Long-term borrowings from other sources provided $9,991,097 during the three months ended December 31, 1998, compared to $0 during the three months ended December 31, 1997, primarily due to obtaining permanent financing with respect to the Princesa. Short-term borrowings with related parties were reduced by $75,500 during the three months ended December 31, 1998, while short-term borrowings with related parties provided $790,000 during the three months ended December 31, 1997, primarily due to borrowings in 1997 from Mr. Lien and BHL Capital related to the Princesa. There were no short-term borrowings from other sources for the three months ended December 31, 1998, while short-term borrowings from other sources provided $100,000 during the three months ended December 31, 1997. Principal payments on long-term debt were $6,242,622 during the three months ended December 31, 1998, compared to $90,692 during the three months ended December 31, 1997, primarily due to paying in full the construction financing for the Princesa upon its completion. There were no payments received on stock subscription during the three months ended December 31, 1998, compared to $129,832 during the three months ended December 31, 1997.

FUTURE OPERATIONS

         The Company's ability to meet its working capital requirements is dependent upon the future operations of the Princesa. The Company has used all funds available from the Company's credit facilities to finance the construction of the Princesa and the start-up operations of Casino Princesa. During January 1999 Casino Princesa reached a revenue level sufficient to cover expenses, which level the Company believes will continue. Although there can be no assurance given that Casino Princesa's revenue will not decrease, the Company believes that cash flow from Casino Princesa and the Golden Gates Casino will be sufficient to meet its current working capital requirements.

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

         The Company has commenced a comprehensive review, including testing, of its, and its subsidiaries', computer and other systems (including systems that use embedded technology that may be subject to the Year 2000 Problem) deemed to be date sensitive to assess its exposure to the Year 2000 Problem. The Company is in the process of modifying or replacing those systems that are not Year 2000 compliant. Based upon the findings of the comprehensive review to date, management believes that the Company's systems are compliant or will be compliant by mid-1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 Problem could have a material adverse effect on the operations of the Company.

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

         During the three months ended December 31, 1998, management continued its review of the risks associated with the Year 2000 Problem. The Company did not incur any additional costs and did not discover any material adverse effects on the operations of the Company stemming from the Year 2000 Problem during the three month period ending December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

       Exhibit No.   Description
       -----------   -----------
         10.1        Loan Agreement between Princesa Partners and the lenders
                     named therein dated as of October 22, 1998.(1)

         10.2        Servicing and Intercreditor Agreement between Princesa
                     Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(1)

         10.3        Security Agreement between Princesa Partners, Casino
                     Princesa and the lenders named therein dated as of October
                     22, 1998.(1)

         10.4        Guaranty, Subordination Agreement, Security Agreement and
                     Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(1)

         10.5 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(1)

         10.6 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(1)

         10.7        Princesa Partners Joint Venture Agreement between Goldcoast
                     Entertainment Cruises, Inc. and Conami, Inc. dated as of
                     October 22, 1998.(1)

         10.8 Promissory Note to the order of BHL Capital Corporation in the principal amount of $5,000,000 dated November 13, 1998.(1)

         10.9        First Amendment to Lease between Concorde Cripple Creek and
                     Elevation 8000+ LLC, a Colorado limited liability company, dated as of January 1, 1999.(*)

         27          Financial Data Schedule.(*)


----------------
(*)  Filed herewith.

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998 and incorporated herein by this reference.

b.  Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONCORDE GAMING CORPORATION


Date: February 16, 1999                 By: /s/ Jerry L. Baum
                                        --------------------------------------
                                        Jerry L. Baum, Chief Executive Officer

                                  Exhibit Index

       Exhibit No.   Description
       ----------    -----------
         10.1        Loan Agreement between Princesa Partners and the lenders
                     named therein dated as of October 22, 1998.(1)

         10.2        Servicing and Intercreditor Agreement between Princesa
                     Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(1)

         10.3        Security Agreement between Princesa Partners, Casino
                     Princesa and the lenders named therein dated as of October
                     22, 1998.(1)

         10.4        Guaranty, Subordination Agreement, Security Agreement and
                     Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(1)

         10.5 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(1)

         10.6 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(1)

         10.7        Princesa Partners Joint Venture Agreement between Goldcoast
                     Entertainment Cruises, Inc. and Conami, Inc. dated as of
                     October 22, 1998.(1)

         10.8 Promissory Note to the order of BHL Capital Corporation in the principal amount of $5,000,000 dated November 13, 1998.(1)

         10.9        First Amendment to Lease between Concorde Cripple Creek and
                     Elevation 8000+ LLC, a Colorado limited liability company, dated as of January 1, 1999.(*)

         27          Financial Data Schedule.(*)

----------------
(*)  Filed herewith.

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998 and incorporated herein by this reference.