Form 10QSB
period 1999-03-31
CONCORDE GAMING CORP
filed 1999-05-17
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                3290 LIEN STREET
                         RAPID CITY, SOUTH DAKOTA 57702
                    (Address of principal executive offices)

                                 (605) 341-7738
                           (Issuer's telephone number)

                                 Not Applicable

         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1999, there were 24,010,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     INDEX

                          CONCORDE GAMING CORPORATION


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                          Page No.
                                                                                      -------
         Condensed Consolidated Balance Sheet at March 31, 1999 (unaudited)                1

         Condensed Consolidated Statements of Operations for                               2
           Three Months Ended March 31, 1999 and 1998 and for
           Six Months Ended March 31, 1999 and 1998 (unaudited)

         Condensed Consolidated Statements of Cash Flows for                               3
           Six Months Ended March 31, 1999 and 1998 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                  4


Item 2. Management's Discussion and Analysis of Financial                                  6
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                12

Item 6.  Exhibits and Reports on Form 8-K                                                 12

                           CONCORDE GAMING CORPORATION
                      Condensed Consolidated Balance Sheet
                                 March 31, 1999
                                   (unaudited)

Assets
Current assets:
      Cash                                                                  $  1,500,009
      Trade receivables                                                          274,342
      Inventory                                                                   48,046
      Prepaid expenses, other                                                    792,965
                                                                            ------------
        Total current assets                                                   2,615,362
Property and equipment, net                                                   12,612,861
Notes receivable, less current maturities                                         95,000
Investment in unconsolidated subsidiary                                           27,112
Intangibles, net                                                               1,262,703
Deferred income taxes                                                            285,000
Other                                                                            166,684
                                                                            ------------
                                                                            $ 17,064,722
                                                                            ============


Liabilities and Stockholders' Equity
Current liabilities:
      Notes payable, related party                                          $    389,500
      Current maturities of long-term debt                                     1,101,557
      Accounts payable                                                           475,821
      Accrued payroll and related costs                                          142,934
      Other                                                                      704,357
      Income taxes payable                                                             0
                                                                            ------------
        Total current liabilities                                              2,814,169
                                                                            ------------

Long-term debt, less current maturities                                       12,981,099
                                                                            ------------

Stockholders' equity:
      Common stock, $.01 par value; authorized 500,000,000 shares,
        issued 24,010,402 at March 31, 1999                                      240,104
      Preferred stock, $.01 par value; authorized 10,000,000 shares,
        no shares issued and outstanding                                               0
      Additional paid-in capital                                               3,900,594
      Accumulated deficit                                                     (2,871,244)
                                                                            ------------
                                                                               1,269,454
                                                                            ------------

                                                                            $ 17,064,722
                                                                            ============

The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)

                                                             Three Months Ended March 31,     Six Months Ended March 31,
                                                                 1999            1998            1999             1998
                                                             ------------    ------------    ------------    ------------
Revenues:
      Casino                                                 $  3,991,449    $    976,209    $  6,753,343    $  1,756,332
      Food and beverage                                           431,667          70,487         743,195         136,868
      Video lottery                                                  --              --              --            53,499
      Other                                                       425,727           3,083         760,375          11,069
                                                             ------------    ------------    ------------    ------------
      Gross revenues                                            4,848,843       1,049,779       8,256,913       1,957,768
      Less: promotional allowances                               (610,737)        (20,409)     (1,024,303)        (41,394)
                                                             ------------    ------------    ------------    ------------
        Net revenues                                            4,238,106       1,029,370       7,232,610       1,916,374
                                                             ------------    ------------    ------------    ------------

Costs and expenses:
      Casino                                                    1,891,442         572,686       3,123,150       1,144,078
      Food and beverage                                           337,199          46,710         712,971          86,060
      Video lottery                                                  --              --              --            69,498
      Management fees, to minority partner, related party          45,000          60,000         135,000         160,000
      Business development costs                                  (30,000)        152,041         (30,000)        173,125
      Selling, general and administrative                       1,789,886         338,414       3,239,525         721,237
      Depreciation and amortization                               253,749          88,249         508,033         167,684
      Start-up costs                                                 --           139,208         540,952         284,867
                                                             ------------    ------------    ------------    ------------
        Total costs and expenses                                4,287,276       1,397,308       8,229,631       2,806,549
                                                             ------------    ------------    ------------    ------------

Loss from operations                                              (49,170)       (367,938)       (997,021)       (890,175)
                                                             ------------    ------------    ------------    ------------

Other income (expense):
      Interest income                                               2,987           4,605          16,967          12,238
      Equity in loss of unconsolidated subsidiary                 (13,305)           --           (13,305)           --
      Other income                                                 58,615           2,512          70,127           5,014
      Interest expense and financing costs:
        Related parties                                          (272,101)        (19,434)       (522,790)        (38,443)
        Other                                                    (230,323)        (39,197)       (471,817)        (48,953)
                                                             ------------    ------------    ------------    ------------
                                                                 (454,127)        (51,514)       (920,818)        (70,144)
                                                             ------------    ------------    ------------    ------------

Loss before income taxes and
      cumulative effect of accounting change                     (503,297)       (419,452)     (1,917,839)       (960,319)

Federal and state income tax benefit                             (111,700)        (94,400)       (220,000)       (253,200)
                                                             ------------    ------------    ------------    ------------

Loss before cumulative effect of accounting change               (391,597)       (325,052)     (1,697,839)       (707,119)

Cumulative effect of change in accounting principle
      related to pre-opening and start-up costs                      --              --              --          (259,181)
                                                             ------------    ------------    ------------    ------------
Net loss                                                     $   (391,597)   $   (325,052)   $ (1,697,839)   $   (966,300)
                                                             ============    ============    ============    ============

Basic and diluted loss per share:

      Loss before cumulative effect of accounting change     $      (0.02)   $      (0.01)   $      (0.07)   $      (0.03)

      Cumulative effect of change in accounting principle           --              --              --              (0.01)

                                                             ------------    ------------    ------------    ------------
      Net loss                                               $      (0.02)   $      (0.01)   $      (0.07)   $      (0.04)
                                                             ============    ============    ============    ============

Weighted-average common shares outstanding                     23,932,308      23,673,126      23,801,293      23,673,126
                                                             ============    ============    ============    ============

Weighted-average common and
  common equivalent shares outstanding                         23,932,308      23,673,126      23,801,293      23,673,126
                                                             ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                              Six Months Ended March 31,
                                                                                1999            1998
                                                                             -----------    -----------
Cash flows from operating activities:
     Net loss                                                                $(1,697,839)      (966,300)
     Adjustments to reconcile net loss to net cash flows
       from operating activities:
       Depreciation and amortization                                             508,033        167,684
       Deferred income tax                                                          --          (36,000)
       Other                                                                     163,190         95,410
       Changes in assets and liabilities:
         Receivables                                                            (237,142)        11,352
         Prepaid expenses and other                                             (701,504)       244,303
         Accounts payable and accrued expenses                                (1,703,221)        72,409
         Income taxes payable                                                    (57,872)      (206,471)
                                                                             -----------    -----------
     Net cash used in operating activities                                    (3,726,355)      (617,613)
                                                                             -----------    -----------

Cash flows from investing activities:
     Principal payments received on long-term receivables                           --           51,000
     Purchase of property and equipment                                         (400,947)    (2,535,076)
     Other                                                                      (372,996)       313,817
                                                                             -----------    -----------
     Net cash used in investing activities                                      (773,943)    (2,170,259)
                                                                             -----------    -----------

Cash flows from financing activities:
     Net change in short-term borrowings:
       Related parties                                                          (101,000)     1,812,500
       Other                                                                        --          980,939
     Proceeds from long-term borrowings:
       Related parties                                                         1,775,000           --
       Other                                                                   9,991,097           --
     Principal payments on long-term debt, other                              (6,384,895)      (515,252)
     Payments received on stock subscription                                        --          129,832
     Other                                                                         5,341           --
                                                                             -----------    -----------
     Net cash provided by (used in) financing activities                       5,285,543      2,408,019
                                                                             -----------    -----------

     Net increase (decrease) in cash                                             785,245       (379,853)
     Cash, beginning of period                                                   714,764      1,073,910
                                                                             -----------    -----------
     Cash, end of period                                                     $ 1,500,009        694,057
                                                                             ===========    ===========

Supplemental disclosures of cash flow information:
     Cash payments for:
       Interest                                                              $   928,910         60,927
                                                                             ===========    ===========

       Income taxes                                                          $      --             --
                                                                             ===========    ===========

Supplemental schedule of noncash investing and financing activities:

     Interest rolled into long-term debt                                     $   301,042
                                                                             ===========

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

         The Company adopted this standard in the quarter ending September 30, 1998, and accordingly restated previous quarters to conform to this standard.

         Earnings Per Share

         In 1998, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. Options to purchase 2,200,000 shares of common stock ranging from $.15 to $.42 per share, 80,000 shares of common stock at $1.50 per share, 2,000,000 shares of common stock at $1 per share and 960,000 shares of common stock ranging from $.75 to $1 per share were outstanding during the three month and six month periods ending March 31, 1999, but were not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares. A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:

                                                Three Months Ended                     Three Months Ended
                                                  March 31, 1999                         March 31, 1998
                                      ----------------------------------------- -----------------------------------
                                                                    Per                                      Per
                                                                   Share                                    share
                                         Loss         Shares       Amount         Loss        Shares        Amount
                                      ----------    ----------   ----------    ----------    ----------   ----------
Basic EPS
  Net loss                            $ (391,597)   23,932,308   $    (0.02)   $ (325,052)   23,673,126   $    (0.01)
Effect of dilutive securities:
  Options                                                 --                                       --
Diluted EPS
                                      ----------    ----------   ----------    ----------    ----------   ----------
  Net loss                            $ (391,597)   23,932,308   $    (0.02)   $ (325,052)   23,673,126   $    (0.01)
                                      ==========    ==========   ==========    ==========    ==========   ==========


                                                 Six Months Ended                       Six Months Ended
                                                  March 31, 1999                          March 31, 1998
                                      --------------------------------------    -------------------------------------
                                                                     Per                                      Per
                                                                    Share                                    share
                                         Loss         Shares        Amount         Loss        Shares        Amount
                                      -----------    ----------   ----------    ----------    ----------   ----------
Basic EPS
  Loss before cumulative effect
    of accounting change              $(1,697,839)                $    (0.07)   $ (707,119)                $    (0.03)
  Cumulative effect of
    accounting change                          --                         --      (259,181)                     (0.01)
                                      -----------    ----------   ----------    ----------    ----------   ----------
  Net loss                            $(1,697,839)   23,801,293   $    (0.07)   $ (966,300)   23,673,126   $    (0.04)
Effect of dilutive securities:
  Options                                                    --                                       --
Diluted EPS
  Loss before cumulative effect
    of accounting change              $(1,697,839)                $    (0.07)   $ (707,119)                $   (0.03)
  Cumulative effect of
    accounting change                          --                         --      (259,181)                    (0.01)
                                      -----------    ----------   ----------    ----------    ----------   ----------
  Net loss                            $(1,697,839)   23,801,293   $    (0.07)   $ (966,300)   23,673,126   $    (0.04)
                                      ===========    ==========   ==========    ==========    ==========   ==========

(2)      Princesa Financing

         In October, 1998, Bayfront Ventures, a Florida general partnership of which the Company, through a wholly-owned subsidiary, owns an 80% ownership ("Casino Princesa"), entered into a Loan Agreement and Security Agreement with a group of lenders, which provided $8,400,000 in financing for the Casino Princesa ("Princesa"), related equipment and working capital (the "Vessel Loan"). The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners ("Princesa Partners"), a Florida general partnership of which the Company, through a wholly-owned subsidiary, owns an 80% ownership interest. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Brustuen H. Lien, the majority shareholder, director and chairman of the board of the Company, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.625% with interest only payments through January 1999. Monthly payments of $130,258, including interest, commence February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 1999 Compared to Three Months ended March 31, 1998

         Revenues. Total revenues increased 311.7% to $4,238,106 for the three months ended March 31, 1999, compared to $1,029,370 for the three months ended March 31, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. The Princesa had revenues of $3,156,384 for the three months ended March 31, 1999. Golden Gates Casino generated revenues of $1,081,722 for the three months ended March 31, 1999, compared to revenues of $1,029,267 for the three months ended March 31, 1998.

         Costs and Expenses. Total costs and expenses increased 206.8% to $4,287,276 for the three months ended March 31, 1999, compared to $1,397,308 for the three months ended March 31, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. Operating expenses for Casino Princesa were $1,189,288 for the three months ended March 31, 1999. Operating expenses for Golden Gates Casino were $702,154 for the three months ended March 31, 1999, compared to $572,686 for the three months ended March 31, 1998, due primarily to an increase in rent and gaming taxes due to increased revenues. Management fees paid to Goldcoast Entertainment Cruises, Inc. ("Goldcoast"), which owns a 20% interest in each of Casino Princesa and Princesa Partners, related to Casino Princesa were $45,000 for the three months ended March 31, 1999, compared to $60,000 for the three months ended March 31, 1998, due to reduced fees paid to Goldcoast, which reduction Goldcoast disputes. Business development costs were $30,000, due to an adjusting entry, for the three months ended March 31, 1999, compared to $152,041 for the three months ended March 31, 1998. Selling, general and administrative expenses increased 428.9% to $1,789,886 for the three months ended March 31, 1999, compared to $338,414 for the three months ended March 31, 1998, due primarily to costs associated with Casino Princesa. Depreciation and amortization increased 187.5% to $253,749 for the three months ended March 31, 1999, compared to $88,249 for the three months ended March 31, 1998, due primarily to amortization and depreciation related to the Princesa and the gaming equipment related thereto. Start-up costs, primarily related to the Princesa, were $0 for the three months ended March 31, 1999, compared to $139,208 for the three months ended March 31, 1998.

         Other Income and Expense. Interest expense and financing costs to related parties increased to $272,101 for the three months ended March 31, 1999, compared to $19,434 for the three months ended March 31, 1998, primarily due to interest expense related to the $5,000,000 promissory note to BHL Capital Corporation ("BHL Capital"), a company controlled by Brustuen H. Lien, the majority shareholder, director and chairman of the board of the Company. Other interest and financing costs increase to $230,323 for the three months ended March 31, 1999, compared to $39,197 for the three months ended March 31, 1998, primarily due to the financing costs related to the Princesa. Prior to the completion of the Princesa in October 1998, interest costs related to the Princesa were capitalized as start-up costs rather than expensed.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $111,700 for the three months ended March 31, 1999, compared to a benefit of $94,400 for the three months ended March 31, 1998. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

Six Months ended March 31, 1999 Compared to Six Months ended March 31, 1998

         Revenues. Total revenues increased 277.4% to $7,232,610 for the six months ended March 31, 1999, compared to $1,916,374 for the six months ended March 31, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. The Casino Princesa had revenues of $4,992,014 for the six months ended March 31, 1999. Golden Gates Casino generated revenues of $2,240,596 for the six months ended March 31, 1999, compared to revenues of $1,854,742 for the six months ended March 31, 1998.

         Costs and Expenses. Total costs and expenses increased 193.2% to $8,229,631 for the six months ended March 31, 1999, compared to $2,806,549 for the six months ended March 31, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. Operating expenses for Casino Princesa were $3,123,150 for the six months ended March 31, 1999. Operating expenses for Golden Gates Casino were $1,369,142 for the six months ended March 31, 1999, compared to $1,144,078 for the six months ended March 31, 1998 due to increased rent expense and gaming taxes resulting from increases in revenue. Management fees paid to Goldcoast related to Casino Princesa were $135,000 for the six months ended March 31, 1999, compared to $160,000 for the six months ended March 31, 1998. Business development costs were $(30,000), due to an adjusting entry, for the six months ended March 31, 1999, compared to $173,125 for the six months ended March 31, 1998. Selling, general and administrative expenses increased 349.2% to $3,239,525 for the six months ended March 31, 1999, compared to $721,237 for the six months ended March 31, 1998, due primarily to costs associated with Casino Princesa. Depreciation and amortization increased 203% to $508,033 for the six months ended March 31, 1999, compared to $167,684 for the six months ended March 31, 1998, due primarily to amortization and depreciation related to the Princesa and the gaming equipment related thereto. Start-up costs, primarily related to the Princesa, were $540,952 for the six months ended March 31, 1999, compared to $284,867 for the six months ended March 31, 1998.

         Other Income and Expense. Interest expense and financing costs to related parties increased to $522,790 for the six months ended March 31, 1999, compared to $38,443 for the six months ended March 31, 1998, primarily due to interest expense related to the $5,000,000 promissory note to BHL Capital. Other interest and financing costs increase to $471,817 for the six months ended March 31, 1999, compared to $48,953 for the six months ended March 31, 1998, primarily due to the financing costs related to the Princesa. Prior to the completion of the Princesa in October 1998, interest costs related to the Princesa were capitalized as start-up costs rather than expensed.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $220,000 for the six months ended March 31, 1999, compared to a benefit of $253,200 for the six months ended March 31, 1998. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,500,009 at March 31, 1999, compared to $714,764 at September 30, 1998, an increase of $785,245.

         During the six months ended March 31, 1999, the Company used cash flow from operating activities of $3,726,355, compared to $617,613 during the six months ended March 31, 1998.

         Investing Activities. Investing activities used cash of $773,943 during the six months ended March 31, 1999, compared $2,170,259 during the six months ended March 31, 1998. The Company used $400,947 during the six months ended March 31, 1999 for the acquisition of property and equipment, compared to $2,535,076 during the six months ended March 31, 1998.

         Financing Activities. Financing activities provided cash of $5,285,543 during the six months ended March 31, 1999, compared to $2,408,019 during the six months ended March 31, 1998. Long-term borrowings from related parties provided $1,775,000 for the six months ended March 31, 1999, compared to $0 for the six months ended March 31, 1998, primarily due to the Company signing the promissory note for $5,000,000 with BHL Capital, which promissory note replaced previous borrowing from BHL Capital and Mr. Lien. This promissory note is due on demand, however, BHL Capital has waived its right to demand payment of this promissory note until March 31, 2000 pursuant to a letter agreement dated April 28, 1999. Long-term borrowings from other sources provided $9,991,097 during the six months ended March 31, 1999, compared to $0 during the six months ended March 31, 1998, primarily due to completion of the Vessel Loan. Short-term borrowings with related parties were reduced by $101,000 during the six months ended March 31, 1999, while short-term borrowings with related parties provided $1,812,500 during the six months ended March 31, 1998. There were no short-term borrowings from other sources for the six months ended March 31, 1999, while short-term borrowings from other sources provided $980,939 during the six months ended March 31, 1998. Principal payments on long-term debt were $6,384,895 during the six months ended March 31, 1999, compared to $515,252 during the six months ended March 31, 1998.

There were no payments received on stock subscription during the six months ended March 31, 1999, compared to $129,832 during the six months ended March 31, 1998.

FUTURE OPERATIONS

         The Company's ability to meet its working capital requirements is dependent upon the future operations of the Casino Princesa and Golden Gates Casino. For the quarter ending March 31, 1999, the net cash provided by operating activities of the Casino Princesa and Golden Gates Casino was positive. Although there can be no assurance given, the Company believes that cash flow from the Casino Princesa and the Golden Gates Casino will be sufficient to meet its current working capital requirements.

         As of March 31, 1999, the Company has used the available funds from its current financing sources. Management does not foresee any capital spending that will be required during the fiscal year ending September 30, 1999. However, management believes that should capital spending be required additional financing may be available.

         The Company's business plan includes pursuing selective acquisitions and strategic alliances. The Company will continue to evaluate opportunities and, as attractive opportunities develop, the Company will consider acquisitions. The Company expects to meet additional capital needs relating to any such acquisitions or alliances with the proceeds from sales or issuance of equity securities and borrowings. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms acceptable to the Company, if at all. The failure to raise and generate sufficient funds may require the Company to delay or abandon future expansion which could have a material adverse effect on the future growth of the Company.

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

         The Company has commenced a comprehensive review, including testing, of its, and its subsidiaries', computer and other systems (including systems that use embedded technology that may be subject to the Year 2000 Problem) deemed to be date sensitive to assess its exposure to the Year 2000 Problem. The Company is in the process of modifying or replacing those systems that are not Year 2000 compliant. Based upon the findings of the comprehensive review to date, management believes that the Company's systems are compliant or will be compliant by August 1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 Problem could have a material adverse effect on the operations of the Company.

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

         During the six months ended March 31, 1999, management continued its review of the risks associated with the Year 2000 Problem. The Company has not incurred any additional costs nor discovered any material adverse effects on the operations of the Company stemming from the Year 2000 Problem.

RISK FACTORS

         In addition to the other information contained in this Report, the Company cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of operations and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by on or on-behalf of, the Company. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

o The Company has incurred a significant amount of indebtedness and the Company's cash flow from operations is not sufficient to fund debt service related thereto.

o Due to the current indebtedness, the Company's ability to obtain additional financing in the future and the Company's flexibility in reacting to changes in the industry and economic conditions generally may be limited.

o The Company's success is partially dependent on attracting and retaining highly qualified management and gaming personnel and an inability to attract and retain such persons in the future may have an adverse impact on the results of the Company's future operations.

o The Company's success is partially dependent on its ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If the Company is unable to anticipate and introduce such products and amenities, such inability may have an adverse impact on the results of the Company's future operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 15, 1999, the Association for Disabled Americans, Inc., The Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz, Jorge Luis Rodriquez, Ernst Rosenkrantz and Robert Cohen filed a lawsuit against the Company and Goldcoast in the United States District Court for the Southern District of Florida alleging violations of the Americans with Disabilities Act (the "ADA") with respect to the Princesa and the facilities at which the Princesa docks. The lawsuit seeks injunctive relief including an order requiring modifications to the Princesa and the docking facilities to comply with the ADA, and the closure of the Princesa and the docking facilities until such modifications are complete. Although the Company intends to defend the lawsuit vigorously, the impact, if any, of the lawsuit on the Company cannot at this time be determined.

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

                                         CONCORDE GAMING CORPORATION


Date: May 17, 1999                       By: /s/ Jerry L. Baum
                                             --------------------------------
                                         Jerry L. Baum, Chief Executive Officer
                                         and Principal Accounting Officer

                                  EXHIBIT INDEX

      Exhibit
      No.                Description
      -------            -----------
         27              Financial Data Schedule