Form 10QSB
period 1999-06-30
CONCORDE GAMING CORP
filed 1999-08-16
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1999, there were 24,010,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements                                                                                    Page No.
                                                                                                                -------
         Condensed Consolidated Balance Sheet at June 30, 1999 (unaudited)                                             1

         Condensed Consolidated Statements of Operations for                                                           2
           Three Months Ended June 30, 1999 and 1998 and for
           Nine months Ended June 30, 1999 and 1998 (unaudited)

         Condensed Consolidated Statements of Cash Flows for                                                           3
           Nine months Ended June 30, 1999 and 1998 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                                              4


Item 2. Management's Discussion and Analysis                                                                           7
         or Plan of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            13

Item 6.  Exhibits and Reports on Form 8-K                                                                             13

                           CONCORDE GAMING CORPORATION
                      Condensed Consolidated Balance Sheet
                                 June 30, 1999
                                   (unaudited)

Assets
Current assets:
      Cash                                                                        $       1,952,385
      Trade receivables                                                                     334,543
      Inventory                                                                              66,443
      Prepaid expenses, other                                                               558,321
                                                                                  ------------------
        Total current assets                                                              2,911,692

Property and equipment, net                                                              12,393,308
Notes receivable, less current maturities                                                    95,000
Investment in unconsolidated subsidiary                                                      55,596
Intangibles, net                                                                          1,313,897
Deferred income taxes                                                                       285,000
Other                                                                                       146,929
                                                                                  ------------------
                                                                                  $      17,201,422
                                                                                  ==================


Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of long-term debt                                        $         864,734
      Accounts payable                                                                      322,770
      Accrued payroll and related costs                                                     203,925
      Other                                                                                 653,064
      Income taxes payable                                                                        0
                                                                                  ------------------
        Total current liabilities                                                         2,044,493
                                                                                  ------------------

Long-term debt, less current maturities                                                  13,724,657
                                                                                  ------------------

Stockholders' equity:
      Common stock, $.01 par value; authorized 500,000,000 shares,
        issued 24,010,402 at June 30, 1999                                                  240,104
      Preferred stock, $.01 par value; authorized 10,000,000 shares,
        no shares issued and outstanding                                                          0
      Additional paid-in capital                                                          3,887,176
      Accumulated deficit                                                                (2,695,008)
                                                                                  ------------------
                                                                                          1,432,272
                                                                                  ------------------

                                                                                  $      17,201,422
                                                                                  ==================

The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements Of Operations
                                   (unaudited)

                                                                    Three Months Ended June 30,     Nine Months Ended June 30,
                                                                       1999           1998           1999            1998
                                                                     ----------     ----------     -----------   -----------
Revenues:
     Casino                                                          $5,066,660     $1,058,881     $11,820,003    $2,815,213
     Food and beverage                                                  615,502         79,141       1,358,697       216,009
     Video lottery                                                           --             --              --        53,499
     Other                                                              429,531          4,645       1,189,906        15,714
                                                                     ----------     ----------     -----------   -----------
     Gross revenues                                                   6,111,693      1,142,667      14,368,606     3,100,435
     Less: promotional allowances                                      (743,051)       (22,991)     (1,767,354)      (64,385)
                                                                     ----------     ----------     -----------   -----------
       Net revenues                                                   5,368,642      1,119,676      12,601,252     3,036,050
                                                                     ----------     ----------     -----------   -----------

Costs and expenses:
     Casino                                                           1,848,561        666,729       4,971,711     1,810,807
     Food and beverage                                                  388,497         52,953       1,101,468       139,013
     Video lottery                                                           --             --              --        69,498
     Management fees, to minority partner, related party                 55,000         60,000         190,000       220,000
     Business development costs                                             311         63,418         (29,689)      236,543
     Selling, general and administrative                              2,058,131        353,692       5,297,656     1,074,929
     Depreciation and amortization                                      316,946         92,068         824,979       259,752
     Start-up costs                                                          --        228,688         540,952       513,555
                                                                     ----------     ----------     -----------   -----------
       Total costs and expenses                                       4,667,446      1,517,548      12,897,077     4,324,097
                                                                     ----------     ----------     -----------   -----------

Income (loss) from operations                                           701,196       (397,872)       (295,825)   (1,288,047)
                                                                     ----------     ----------     -----------   -----------

Other income (expense):
     Interest income                                                      4,251          2,206          21,218        14,444
     Equity in earnings of unconsolidated subsidiary                     28,486             --          15,181            --
     Other income                                                       (35,746)         5,012          34,381        10,026
     Interest expense and financing costs:
       Related parties                                                 (280,834)       (43,419)       (803,624)      (81,862)
       Other                                                           (236,917)       (16,354)       (708,734)      (65,307)
                                                                     ----------     ----------     -----------   -----------
                                                                       (520,760)       (52,555)     (1,441,578)     (122,699)
                                                                     ----------     ----------     -----------   -----------

Income (loss) before income taxes and
     cumulative effect of accounting change                             180,436       (450,427)     (1,737,403)   (1,410,746)

Federal and state income tax benefit                                      4,200        (76,800)       (215,800)     (330,000)
                                                                     ----------     ----------     -----------   -----------

Income (loss) before cumulative effect of accounting change             176,236       (373,627)     (1,521,603)   (1,080,746)

Cumulative effect of change in accounting principle
     related to pre-opening and start-up costs                              --             --              --       (259,181)
                                                                     ----------     ----------     -----------   -----------
Net income (loss)                                                    $  176,236     $ (373,627)    $(1,521,603)  $(1,339,927)
                                                                     ==========     ==========     ===========   ===========

Basic and diluted earnings (loss) per share:

     Income (loss) before cumulative effect of accounting change     $     0.01     $    (0.02)    $     (0.06)  $     (0.05)

     Cumulative effect of change in accounting principle                    --             --             --           (0.01)

                                                                     ----------     ----------     -----------   -----------
     Net income (loss)                                               $     0.01     $    (0.02)    $     (0.06)  $     (0.06)
                                                                     ==========     ==========     ===========   ===========

Weighted-average common shares outstanding                           24,010,402     23,673,126      23,870,996    23,673,126
                                                                     ==========     ==========     ===========   ===========

Weighted-average common and
  common equivalent shares outstanding                               24,617,165     23,673,126      23,870,996    23,673,126
                                                                     ==========     ==========     ===========   ===========



The accompanying notes are an integral part of these statements.

                           CONCORDE GAMING CORPORATION
                 Condensed Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                                    Nine Months Ended June 30,
                                                                                      1999              1998
                                                                                  ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                            $ (1,521,603)     $   (611,783)
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
       Depreciation and amortization                                                   824,979           264,344
       Deferred income tax                                                                  --           (78,000)
       Other                                                                           156,348            95,410
       Changes in assets and liabilities:
         Receivables                                                                  (276,953)           21,752
         Prepaid expenses and other                                                   (485,257)          187,506
         Accounts payable and accrued expenses                                      (1,605,105)          178,884
         Income taxes payable                                                          (57,872)         (206,471)
                                                                                  ------------      ------------
     Net cash used in operating activities                                          (2,965,463)         (148,358)
                                                                                  ------------      ------------
Cash flows from investing activities:
     Principal payments received on long-term receivables                                   --            51,000
     Purchase of property and equipment                                               (519,991)       (5,381,882)
     Other                                                                            (424,816)          197,278
                                                                                  ------------      ------------
     Net cash used in investing activities                                            (944,807)       (5,133,604)
                                                                                  ------------      ------------

Cash flows from financing activities:
     Net change in short-term borrowings:
       Related parties                                                                (490,500)        2,775,000
       Other                                                                                --         3,168,505
     Proceeds from long-term borrowings:
       Related parties                                                               1,775,000                --
       Other                                                                        10,853,097                --
     Principal payments on long-term debt, other                                    (6,981,629)         (545,127)
     Payments received on stock subscription                                                --           129,832
     Other                                                                              (8,077)               --
                                                                                  ------------      ------------
     Net cash provided by financing activities                                       5,147,891         5,528,210
                                                                                  ------------      ------------

     Net increase (decrease) in cash                                                 1,237,621           246,248
     Cash, beginning of period                                                         714,764         1,073,910
                                                                                  ------------      ------------
     Cash, end of period                                                          $  1,952,385      $  1,320,158
                                                                                  ============      ============

Supplemental disclosures of cash flow information:
     Cash payments for:
       Interest                                                                   $  1,091,638      $    153,148
                                                                                  ============      ============

       Income taxes                                                               $         --      $     90,000
                                                                                  ============      ============

Supplemental schedule of noncash investing and financing activities:

     Interest rolled into long-term debt                                          $    542,511
                                                                                  ============

The accompanying notes are an integral part of these statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

         The accompanying condensed consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1998 included in the Company's 1998 Annual Report on Form 10-KSB.

         Recently Issued Accounting Standard:

         Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997. This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under this statement will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments. The Company has not yet completed its analysis of which operating segments it will report on but intends to be in compliance by September 30, 1999.

         Pre-opening and Start-up Costs:

         The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities. This standard provides guidance on the financial reporting for start-up costs and requires that such costs be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard in the quarter ending September 30, 1998, and accordingly restated previous quarters to conform to this standard.

         Earnings Per Share

         In 1998, the Company adopted SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. Options to purchase (i) 2,200,000 shares of common stock ranging from $.15 to $.42 per share, (ii) 80,000 shares of common stock at $1.50 per share, (iii) 2,000,000 shares of common stock at $1 per share and (iv) 960,000 shares of common stock ranging from $.75 to $1 per share were outstanding during the three month and nine month periods ending June 30, 1999, but were not included in the computation of diluted EPS for the nine months ended June 30, 1999 because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares. A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:

                                                      Three Months Ended                        Three Months Ended
                                                         June 30, 1999                            June 30, 1998
                                         -----------------------------------------   ----------------------------------------
                                                                            Per                                         Per
                                                                           Share                                       Share
                                           Earnings         Shares         Amount       Loss            Shares         Amount
                                          ----------      ----------      --------   ----------       ----------       ------
Basic EPS:
  Net earnings (loss)                     $  176,236      24,010,402      $   0.01    $(373,627)      23,673,126       $(0.02)
Effect of dilutive securities:
  Options                                                    606,763                                         --
Diluted EPS
                                          ----------      ----------      --------    ---------       ----------       ------
  Net earnings (loss)                     $  176,236      24,617,165      $   0.01    $(373,627)      23,673,126       $(0.02)
                                          ==========      ==========      ========    =========       ==========       ======


                                                  Nine months Ended                              Nine months Ended
                                                    June 30, 1999                                  June 30, 1998
                                    -----------------------------------------      ------------------------------------------
                                                                       Per                                             Per
                                                                      Share                                           Share
                                       Loss            Shares         Amount          Loss             Shares         Amount
                                    -----------      ----------     ---------      -----------       ----------      --------
    Basic EPS:
  Loss before cumulative effect
   of accounting change             $(1,521,603)                    $   (0.06)     $(1,080,746)                      $  (0.05)
  Cumulative effect of
  Accounting change                          --                            --         (259,181)                         (0.01)
                                    -----------      ----------     ---------      -----------       ----------      --------
  Net loss                          $(1,521,603)     23,870,996     $   (0.06)     $(1,339,927)      23,673,126      $  (0.06)
Effect of dilutive securities:
  Options                                                    --                                              --
Diluted EPS:
  Loss before cumulative
   effect of
   accounting change                $(1,521,603)             --     $   (0.06)     $(1,080,746)              --      $  (0.05)
  Cumulative effect of
    accounting change                        --                           --          (259,181)                         (0.01)
                                    -----------      ----------     ---------      -----------       ----------      --------
  Net loss                          $(1,521,603)     23,870,996     $   (0.06)     $(1,339,927)      23,673,126      $  (0.06)
                                    ===========      ==========     =========      ===========       ==========      ========


(2)      Princesa Financing

         In October, 1998, Bayfront Ventures, a Florida general partnership of which the Company, through a wholly-owned subsidiary, owns an 80% ownership ("Casino Princesa"), entered into a Loan Agreement and Security Agreement with a group of lenders, which provided $8,400,000 in financing for an offshore gaming vessel named the Casino Princesa ("Princesa"), related equipment and working capital (the "Vessel Loan"). The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners ("Princesa Partners"), a Florida general partnership of which the Company, through a wholly-owned subsidiary, owns an 80% ownership interest. Princessa Partners owns the Princessa and charters the Princessa to Casino Princessa, which operates the Princessa. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Brustuen
         H. Lien, the majority shareholder, director and chairman of the board of the Company, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.625% with interest only payments through January 1999. Monthly payments of $130,258, including interest, commenced on February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

(3) In May, 1999 the Company's wholly-owned subsidiary, Concorde Cripple Creek, Inc. ("Concorde Cripple Creek"), entered into a loan agreement with a lender (the "Loan Agreement). The Loan Agreement provides for a short-term line of credit in an amount not to exceed $150,000, which is evidenced by a promissory note due and payable on May 15, 2000. The promissory note bears interest at the prime rate plus three-quarters percent. As of June 30, 1999, no amount was outstanding under the short-term line of credit. The Loan Agreement also provides for a term commitment loan of up to $850,000 (the "Term Loan"). The Term Loan is evidenced by a promissory note payable in thirty-five (35) monthly installments of $10,119 commencing on May 31, 1999 with the final installment due and payable in April, 2002. Advances under the Term Loan bear interest at the prime rate plus three-quarters percent. As of June 30, 1999, the Term Loan had an outstanding principal balance of $839,880. The obligations of Concorde Cripple Creek under the Loan Agreement are secured by the assets of Concorde Cripple Creek. In addition, the Company has agreed to guarantee the obligations of Concorde Cripple Creek under the Loan Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

INTRODUCTION

         Concorde Gaming Corporation (the "Company"), through a wholly-owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado. In addition, the Company through wholly-owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns an 80% interest in two joint ventures, Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa ("Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which own and operate an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. Concorde Cruises owns an 80% interest in Casino Princesa and Conami owns an 80% interest in Princesa Partners. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa, which operates the Princesa. The Princesa was completed and commenced operations in October, 1998.

RESULTS OF OPERATIONS

Three Months ended June 30, 1999 Compared to Three Months ended June 30, 1998

         Revenues. Net revenues increased 379.5% to $5,368,642 for the three months ended June 30, 1999, compared to $1,119,676 for the three months ended June 30, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. The Princesa had revenues of $4,319,716 for the three months ended June 30, 1999. Golden Gates Casino generated revenues of $1,048,926 for the three months ended June 30, 1999, compared to revenues of $1,119,676 for the three months ended June 30, 1998. Food and beverage revenues were $615,502 for the three months ended June 30, 1999, compared to $79,141 for the three months ended June 30, 1998. Other revenues were $429,531 for the three months ended June 30, 1999, compared to $4,645 for the three months ended June 30, 1998. Gross revenues were reduced for promotional allowances by $743,051, compared to $22,991 for promotional allowances for the three months ended June 30, 1998. The increases in food and beverage revenues, other revenues and promotional allowances are attributed to the commencement of operations of the Princesa.

         Costs and Expenses. Total costs and expenses increased 207.6% to $4,667,446 for the three months ended June 30, 1999, compared to $1,517,548 for the three months ended June 30, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. Operating expenses for Casino Princesa were $2,864,034 for the three months ended June 30, 1999. Operating expenses for Golden Gates Casino increased to $881,372 for the three months ended June 30, 1999, which were comparable to $827,399 in operating expenses incurred for the three months ended June 30, 1998. Food and beverage expenses increased to $388,497 for the three months ended June 30, 1999, compared to $52,953 for the three months ended June 30, 1998, primarily as a result of the commencement of operations of the Princesa. Business development costs decreased to $311 for the three months ended June 30, 1999, compared to $63,418 for the three months ended June 30, 1998, primarily as a result of the commencement of operations of the Princesa. Selling, general and administrative expenses increased 481.9% to $2,058,131 for the three months ended June 30, 1999, compared to $353,692 for the three months ended June 30, 1998, due primarily to costs associated with Casino Princesa. Depreciation and amortization increased $244.3% to $316,946 for the three months ended June 30, 1999, compared to $92,068 for the three months ended June 30, 1998, due primarily to amortization and depreciation related to the Princesa and the gaming equipment related thereto. Start-up costs, primarily related to the Princesa, were $0 for the three months ended June 30, 1999, compared to $228,688 for the three months ended June 30, 1998.

         Other Income and Expense. Interest expense and financing costs to related parties increased to $280,834 for the three months ended June 30, 1999, compared to $43,419 for the three months ended June 30, 1998, primarily due to interest expense related to the $5,000,000 promissory note to BHL Capital Corporation ("BHL Capital"), a company controlled by Brustuen H. Lien, the majority shareholder, director and chairman of the board of the Company. Other interest and financing costs increase to $236,917 for the three months ended June 30, 1999, compared to $16,354 for the three months ended June 30, 1998, primarily due to the financing costs related to the Princesa. Prior to the completion of the Princesa in October 1998, interest costs related to the Princesa were capitalized as start-up costs rather than expensed.

         Federal and State Income Taxes. The Company recorded Federal and State income tax expense of $4,200 for the three months ended June 30, 1999, compared to a benefit of 76,800 for the three months ended June 30, 1998. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

Nine months ended June 30, 1999 Compared to Nine months ended June 30, 1998

         Revenues. Net revenues increased 315.1% to $12,601,252 for the nine months ended June 30, 1999, compared to $3,036,050 for the nine months ended June 30, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. The Casino Princesa had revenues of $9,311,730 for the nine months ended June 30, 1999. Golden Gates Casino generated revenues of $3,289,522 for the nine months ended June 30, 1999, which was an increase of 9.6% compared to revenues of $2,974,418 for the nine months ended June 30, 1998. This increase was primarily attributable to a mild winter. Food and beverage revenues were $1,358,697 for the nine months ended June 30, 1999, compared to $216,009 for the nine months ended June 30, 1998. Other revenues were $1,189,905 for the nine months ended June 30, 1999, compared to $15,714 for the nine months ended June 30, 1998. Gross revenues were reduced for promotional allowances by $1,767,354, compared to $64,385 for promotional allowances for the nine months ended June 30, 1998. The increases in food and beverage revenues, other revenues and promotional allowances are attributed to the commencement of operations for the Princesa.

         Costs and Expenses. Total costs and expenses increased 198.3% to $12,897,077 for the nine months ended June 30, 1999, compared to $4,324,097 for the nine months ended June 30, 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. Operating expenses for Casino Princesa were $7,458,868 for the nine months ended June 30, 1999. Operating expenses for Golden Gates Casino increased to $2,764,265 for the nine months ended June 30, 1999, compared to $2,278,579 for the nine months ended June 30, 1998 due to increased rent expense and gaming taxes resulting from increases in revenue. Food and beverage expenses increased to $1,101,468 for the nine months ended June 30, 1999, compared to $138,013 for the nine months ended June 30, 1998, primarily as a result of the commencement of operations of the Princesa. Management fees, which represent payments made to Goldcoast Entertainment Cruises, Inc. ("Goldcoast") related to Casino Princesa, decreased to $190,000 for the nine months ended June 30, 1999, compared to $220,000 for the nine months ended June 30, 1998, primarily as a result of Goldcoast voluntarily delaying payment to enable Casino Princesa to allocate more cash flow to accounts payable. Business development costs were $(29,689), due to an adjusting entry, for the nine months ended June 30, 1999, compared to $236,543 for the nine months ended June 30, 1998. Selling, general and administrative expenses increased 392.8% to $5,297,656 for the nine months ended June 30, 1999, primarily as a result of the commencement of operations of the Princesa, compared to $1,074,929 for the nine months ended June 30, 1998. Depreciation and amortization increased 217.6% to $824,979 for the nine months ended June 30, 1999, compared to $259,752 for the nine months ended June 30, 1998, due primarily to amortization and depreciation related to the

Princesa and the gaming equipment related thereto. Start-up costs, primarily related to the Princesa, increased to $540,952 for the nine months ended June 30, 1999, primarily as a result of the grand opening for the Princesa, compared to $513,555 for the nine months ended June 30, 1998.

         Other Income and Expense. Interest expense and financing costs to related parties increased to $803,624 for the nine months ended June 30, 1999, compared to $81,862 for the nine months ended June 30, 1998, primarily due to interest expense related to the $5,000,000 promissory note to BHL Capital. Other interest and financing costs increased to $708,734 for the nine months ended June 30, 1999, compared to $65,307 for the nine months ended June 30, 1998, primarily due to the financing costs related to the Princesa. Prior to the completion of the Princesa in October 1998, interest costs related to the Princesa were capitalized as start-up costs rather than expensed.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $215,800 for the nine months ended June 30, 1999, compared to a benefit of $330,000 for the nine months ended June 30, 1998. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,952,385 at June 30, 1999, compared to $714,764 at September 30, 1998, an increase of $1,237,621, primarily as a result of the commencement of operations of the Princesa.

         During the nine months ended June 30, 1999, the Company used cash flow from operating activities of $2,965,463 compared to $148,358 during the nine months ended June 30, 1998.

         Investing Activities. Investing activities used cash of $944,807 during the nine months ended June 30, 1999, compared to $5,133,604 during the nine months ended June 30, 1998. The Company used $519,991 during the nine months ended June 30, 1999 for the acquisition of property and equipment, compared to $5,381,882 during the nine months ended June 30, 1998.

         Financing Activities. Financing activities provided cash of $5,147,891 during the nine months ended June 30, 1999, compared to $5,528,210 during the nine months ended June 30, 1998. Long-term borrowings from related parties provided $1,775,000 for the nine months ended June 30, 1999, compared to $0 for the nine months ended June 30, 1998, primarily due to the Company signing the promissory note for $5,000,000 with BHL Capital, which promissory note replaced previous borrowing from BHL Capital and Mr. Lien. This promissory note is due on demand, however, BHL Capital has waived its right to demand payment of this promissory note until June 30, 2000 pursuant to a letter agreement dated April 28, 1999. Long-term borrowings from other sources provided $10,853,097 during the nine months ended June 30, 1999, compared to $0 during the nine months ended June 30, 1998, primarily due to completion of the Vessel Loan and the Term Loan to Concorde Cripple Creek. Short-term borrowings with related parties were reduced by $490,500 during the nine months ended June 30, 1999, while short-term borrowings with related parties provided $2,775,000 during the nine months ended June 30, 1998. There were no short-term borrowings from other sources for the nine months ended June 30, 1999, while short-term borrowings from other sources provided $3,168,505 during the nine months ended June 30, 1998. Principal payments on long-term debt were $6,981,629 during the nine months ended June 30, 1999, compared to $545,127 during the nine months ended June 30, 1998, which increase was primarily a result of paying off the Princesa's construction financing. There were no payments received on stock subscription during the nine months ended June 30, 1999, compared to $129,832 during the nine months ended June 30, 1998.

FUTURE OPERATIONS

         The Company's ability to meet its working capital requirements is dependent upon the future operations of the Casino Princesa and Golden Gates Casino. For the quarter ending June 30, 1999, the net cash provided by operating activities of the Casino Princesa and Golden Gates Casino was positive. Although there can be no assurance given, the

Company believes that cash flow from the Casino Princesa and the Golden Gates Casino will be sufficient to meet its current working capital requirements.

         As of June 30, 1999, the Company has used the available funds from its current financing sources. Management does not foresee any capital spending that will be required during the fiscal year ending September 30, 1999. However, management believes that should capital spending be required additional financing may be available.

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

YEAR 2000

         Like other business organizations, the Company could be adversely affected if its information technology ("IT") and non-IT systems and those of other businesses with which the Company interacts do not properly process and calculate date-related information beginning in the Year 2000 (the "Year 2000 Problem"). Therefore, the Company is taking steps that it believes are reasonably designed to address any Year 2000 Problems with respect to the IT and non-IT systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by material vendors and other business partners.

         IT and Non-IT Systems. The IT systems maintained by the Company consist primarily of its core accounting software application system and local area networks ("LANs") in Rapid City, South Dakota, Miami, Florida, and Black Hawk, Colorado. The design, installation and maintenance of the LAN's are provided by contracted IT personnel who also manage the basic support and configurations for the systems.

         Non-IT systems include slot machines, embedded circuitry found in telephone equipment, surveillance, security and alarm systems, copiers, fax machines, heating and air conditioning systems and other infrastructure systems that are used by the Company in connection with the operation of its business.

         Year 2000 Program. The Company has implemented a Year 2000 program which includes the following phases: awareness, assessment, testing/validation and implementation (the "Year 2000 Program"). The Year 2000 Program applies to all IT and non-IT systems, as well as any providers who service and maintain these systems.

         Awareness Phase. During the awareness phase, which has been completed, the Company defined the Year 2000 Problem, gained executive level support for the commitment of resources necessary to perform Year 2000 compliance work, and developed an overall strategy encompassing all material in-house IT and non-IT systems and equipment, outsourced systems, customers and vendors.

         Assessment Phase. During the assessment phase, which has been completed, the Company performed an assessment of the size and complexity of the Year 2000 issue, identified (i) all material hardware, software, networks, other processing platforms, (ii) established deadlines for Year 2000 Program phases,
(iii) identified those systems considered "mission critical" (i.e., applications or systems considered vital to the successful continuance of any of the Company's core business activities), (iv) communicated with vendors and suppliers to determine their state of readiness relating to Year 2000 Problems and the Company's exposure to third party Year 2000 issues, and (v) outlined a contingency plan to be implemented in the event internal or external systems are not ready for the Year 2000.

         The Company has received initial assurances from certain of these third parties that their ability to perform their obligations to the Company are not expected to be materially adversely affected by the Year 2000 problem. Specifically, the

Company has received assurances from its major supplier of gaming equipment that such equipment does not have a Year 2000 Problem.

         Testing/Validation and Implementation. The testing/validation phase is currently in process and is expected to be completed by August 31, 1999. As of June 30, 1999, testing of non-mission critical systems was substantially complete with the implementation stage also substantially completed. The objective of the testing is to minimize business risk due to operational failures. This phase is considered to be the most critical phase of the Year 2000 Program. The Company intends to conduct testing on all mission critical systems, except for those systems for which it has received vendor certifications.

         According to vendor certifications, the Company believes its core software applications at all locations are currently Year 2000 compliant. In addition, management believes that the Company's non-IT systems are Year 2000 compliant based upon vendor certifications and limited validation testing performed to date.

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

         Risks. The major risks posed by the Year 2000 Problem are separated by operational unit.

         o In Black Hawk, Colorado, failure of surveillance equipment would close table games and slot machines according to Colorado law. Year 2000 Problems in slot machines should be limited to coin reporting data, not mechanical failure or inability for the machine to operate normally to the user. Inaccurate reporting of data, however, would require the shutdown of the slot machines under Colorado law. Utility and telecommunications failures would also impact the Company (for example, a source of power (electrical or natural gas) are crucial to running surveillance, heating slot machines for our land based casino in Black Hawk.

         o In Miami, failure of surveillance equipment would close table games and slot machines until internal staff surveillance of games could be established.

         In addition, while the Company has been in close communication with vendors and other intermediaries, it has no control over the efforts of these third parties with whom it has material business relationships. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that representations made to the Company by third parties are in fact accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a material adverse effect on the operations of the Company.

         Contingency Plan. The Company's contingency plan, designed to handle the most reasonably likely worst case Year 2000 scenarios, is substantially complete. Phases of this plan included business impact analysis, Year 2000 business resumption planning and testing. The Year 2000 contingency plan is intended to provide assurance that the Company's mission critical functions will continue if one or more systems fail. In developing the plan, the Company has taken into consideration the impact of external systems, including those of service providers, financial institutions, business partners and infrastructure providers such as suppliers of power and telecommunications.

         Key components of the Company's contingency plan include, but are not limited to, the following:

         o A plan for back-up generators at the Company's casino in Black Hawk, Colorado to power the Company's phone system, mainframe computer system, other computers and computer networks, security systems, lights and to provide for other electrical power capabilities in the event of interruptions in the power supply.

         o Back up staff available on and around December 31, 1999 to provide surveillance on the Princesa in the event surveillance systems fail.

         o Limited vacation for information systems and operations staff for the months of November and December 1999 and January 2000 and for all other staff from December 15, 1999 through January 15, 2000.

In addition, manual back-up procedures are being considered in specific areas such as accounting to ensure continuity of essential business operations.

         During the nine months ended June 30, 1999, management continued its review of the risks associated with the Year 2000 Problem. The Company has not incurred any additional costs nor discovered any material adverse effects on the operations of the Company stemming from the Year 2000 Problem. While the Company continues to believe the Year 2000 issues will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

RISK FACTORS

         In addition to the other information contained in this Report, the Company cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of operations and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by on or on-behalf of, the Company. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

o The Company has incurred a significant amount of indebtedness and, although the Company's cash flow from operations is currently sufficient to fund debt service related thereto, it can give no assurance that its debt service will continue to be funded.

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

o The Company's success is substantially dependent upon the successful operation of the Princesa. A recent federal court decision has cast doubt on weather federal laws, which allow for gambling day cruises, preempt state laws governing the same (see Item 5. Other Information). The effect, if any, of this court decision on the Company's operations cannot be determined at this time.

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

ITEM 5.  OTHER INFORMATION

         On July 6, 1999, the United States Court of Appeals for the Fourth District (the "Court") determined that the gambling laws of South Carolina prohibiting gambling cruises from a port in South Carolina were not preempted by the 1992 Amendments (the "1992 Amendments") to the Johnson Act (an act that, among other things, regulates maritime gambling). Prior to this decision, it was generally believed that the 1992 Amendments preempted state laws governing gambling on day cruises of the type currently conducted by the Company on the Princessa. The 1992 Amendments authorize such gambling day cruises, provided certain requirements are met. The Court did not decide the issue on whether states must reenact its laws against gambling in order to make it a federal crime to operate a gambling day cruise. A Florida state court has previously determined, however, that Florida must reenact its laws to make it a federal crime to operate a gambling day cruise. The effect, if any, of the Court's decision on the Company's operations cannot be determined at this time.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

         The Exhibits are as set forth in the Exhibit Index.

b. Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONCORDE GAMING CORPORATION


Date: August 13, 1999                     By: /s/ Jerry L. Baum
                                          Jerry L. Baum, Chief Executive Officer
                                          and Principal Accounting Officer

                                 Exhibit Index



  Exhibit No.              Description
  -----------              -----------
         10.1              Loan Agreement between Concorde Cripple Creek, Inc. and BNC National Bank of Minnesota
                           dated May 21, 1999

         10.2              Security Agreement between Concorde Cripple Creek, Inc. and BNC National Bank of
                           Minnesota dated May 21, 1999

         10.3              Guaranty Agreement between the Company and BNC National Bank of Minnesota dated May
                           21, 1999

         10.4              Waiver of Interest, Assignment of Lease, and Agreement concerning Assumption of Lease among Concorde Cripple Creek, Inc., BNC National Bank of Minnesota and Elevation 8000+

         10.5              Short-Term Revolving Note to the order of BNC National Bank of Minnesota in the principal amount of $150,000 dated May 21, 1999

         10.6              Term Note to the order of BNC National Bank of Minnesota in the principal amount of
                           $850,000 dated May 21, 1999

         27                Financial Data Schedule