Form 10KSB
period 1999-09-30
CONCORDE GAMING CORP
filed 1999-12-27
CIK 215503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File No.
September 30, 1999                                                        0-8698

                           CONCORDE GAMING CORPORATION
                 (Name of small business issuer in its charter)

             Colorado                                                 84-0716683
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                3290 Lien Street, Rapid City, South Dakota 57702
                    (Address of principal executive offices)

Issuer's telephone number: (605) 341-7738
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year. $ 19,033,658

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 18, 1999 was $1,864,589. This calculation is based upon the average of the bid ($0.24) and asked ($0.30) price of the voting stock on December 18, 1999.

         The number of outstanding shares of the issuer's $.01 par value common stock was 24,010,402 as of December 18, 1999.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Concorde Gaming Corporation (the "Company" or the "Registrant"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises") and Conami, Inc., a Florida corporation ("Conami") owns an 80% interest in two joint ventures, Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa") and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. Concorde Cruises owns an 80% interest in Casino Princesa and Conami owns an 80% interest in Princesa Partners. Princesa Partners owns the Princesa and pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. The Princesa commenced operations in October, 1998.

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

         Bayfront Joint Venture Agreement. On August 27, 1997, the Company and Goldcoast entered into a joint venture agreement ("Bayfront Agreement") to construct and operate an offshore gaming vessel. Pursuant to a Bill of Sale and Assignment and Assumption Agreement dated as of July 6, 1998 between the Company and its wholly owned subsidiary, Concorde Cruises, the Company assigned its interest in Casino Princesa to Concorde Cruises and Concorde Cruises assumed all liabilities related thereto. Pursuant to the Bayfront Agreement, the Company contributed $6,405,000 to Casino Princesa for the construction and other start-up costs of Casino Princesa related to the Project. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

         Use Agreement. On June 25, 1997, Casino Princesa entered into a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement was amended on August 29, 1997. The Use Agreement grants Casino Princesa the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term ("Use Initial Term") of the Use Agreement, as amended, is for five years commencing October 1, 1997 with the option to extend for one additional five-year term ("Extension Term"). Casino Princesa has a right of first refusal to extend the Extension Term for one additional five year term provided the Trust in its sole discretion has determined to permit the continued use of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement that was caused by Casino Princesa. The Use Agreement provides that Casino Princesa shall pay the Trust annual fees during the Use Initial Term as follows: $400,000 in year one, $450,000 in each of years 2 and 3, and $475,000 in each of years 4 and 5. The Company is also required to provide an irrevocable letter of credit on behalf of Casino Princesa for the benefit of the Trust to secure payment of the annual fees to the Trust for the next two years throughout the term of the Use Agreement, in an amount equal to the next two years' annual fees. As of September 30, 1999, the Company has provided a $950,000 irrevocable letter of credit (the "Letter of Credit") to the Trust. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

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

         MANAGEMENT AGREEMENT

         On September 27, 1996, Bruce H. Lien Company, a wholly owned subsidiary of the Company ("BHL"), and the Three Affiliated Tribes ("TAT") entered into a settlement agreement (the "Settlement Agreement") to resolve disputes arising out of the management agreement (the "Management Agreement") between BHL and TAT, pursuant to which BHL managed the 4 Bears Casino. Pursuant to the terms of the Settlement Agreement, on February 13, 1997, TAT paid the Company $8.65 million in consideration for the termination of the Management Agreement, which resulted in a gain to the Company of $2,819,250 during fiscal 1997. BHL was dissolved during the 1997 fiscal year.

         GOLDEN GATES CASINO

         North Star Asset Exchange Agreement. Pursuant to the terms of an Asset Exchange Agreement dated June 12, 1997 by and among North Star Casino Limited Liability Company ("North Star"), the Company and its wholly owned subsidiaries Midwest Gaming, Inc., Concorde Cripple Creek and Concorde Gaming of South Dakota, Inc., the Company exchanged substantially all of the assets related to its video lottery route operations in South Dakota (the "Video Lottery Assets") for substantially all of North Star's assets used in its business of owning and operating the Golden Gates Casino (the "Casino Assets"). Additionally, the Company paid North Star approximately $480,000 in cash, assumed approximately $773,000 in liabilities related to the Casino Assets and issued 1,743,333 shares of the Company's common stock, $.01 par value ("Common Stock"). The transfers were completed in July 1997.

         Parking Garage Agreement. Concorde Cripple Creek, Elevation E8000+, LLC ("E8000") and KMM Parking L.L.C., a Colorado limited liability company ("KMM") entered into an agreement dated October 22, 1997 (the "Parking Garage Agreement") to subject certain property located in Black Hawk, Colorado to a condominium regime. Pursuant to the Parking Garage Agreement, the parties contributed parcels of land adjacent or near the Golden Gates Casino for construction of a 450-stall parking garage ("Parking Garage"). Under the Parking Garage Agreement, KMM is to obtain a loan (the "Loan") for approximately $10,000,000 to finance construction of the Parking Garage with the Loan to be repaid solely by KMM. Collateral for the Loan shall initially include the parties' contributed property, provided, that upon completion of the Parking Garage, only KMM's ownership interest in the Parking Garage may be used as collateral. KMM has obtained such a loan and construction is underway. The first level of the Parking Garage is anticipated to be opened in February 2000. Upon completion of the Parking Garage, the parties will enter into a condominium declaration whereby each party will receive a proportionate share of the parking spaces based on each party's contribution of property, provided however, Concorde Cripple Creek will own a minimum of 34 parking spaces. In addition, Concorde Cripple Creek will be required to lease E8000's parking spaces, which will be a minimum of 41 parking spaces. The Parking Garage Agreement was amended on February 2, 1998, July 6, 1998 and October 19, 1998.

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

         The Golden Gates Casino is located on Main Street in Black Hawk, Colorado directly across from the Richman Street Bridge, which bridge provides access onto Main Street from U.S. Highway 119. The Golden Gates Casino offers 3 blackjack tables, 1 poker table, and 216 gaming machines on approximately 3,800 square feet of gaming floor space and also features a 50-seat restaurant, a full service liquor bar and furnishes nightly valet parking for its gaming patrons in the adjacent parking lot.

         The Golden Gates Casino depends primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents for its customer base. Denver, and its surrounding communities, have an approximate population of 1.8 million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

         COMPETITION

         The primary competition for the Golden Gates Casino is from other casinos operating in Black Hawk and Central City, of which there were approximately 30 as of September 30, 1999, and, secondarily, casinos operating in Cripple Creek of which there were approximately 18 as of September 30, 1999. The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of gaming machines and tables, types and pricing of amenities, name recognition, and overall atmosphere.

         In June 1998, the Lodge Casino at Black Hawk opened across the street from Golden Gates Casino. In late December of 1998, a new casino, the Isle of Capri, opened in Black Hawk and added approximately 1,100 gaming devices to the Black Hawk gaming market. In addition, other casino projects are reported to be in various stages of planning or have commenced construction in Black Hawk. The Black Hawk Mardi Gras L.L.C. is currently under construction directly across Main Street from the Golden Gates Casino and is expected to open in March 2000. More experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, including Harvey's Hyatt Black Hawk Hotel & Casino, Anchor Gaming, Fitzgerald's, and Riviera, many of which have substantially greater financial and marketing resources than the Company or Concorde Cripple Creek. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities to continue to increase.

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

         On November 4, 1999, Central City property owners approved by a 5 to 1 margin the Business Improvement District's financing for the construction of a southern access road (commonly referred to as the South Access) to Interstate
70. This road, if constructed, would provide a faster route for gamblers to drive to Central City off of I-70. Were this southern access to be built, it would likely have a negative impact on the Golden Gates Casino. Central City is located adjacent to Black Hawk and currently provides the primary competition to the gaming establishments in Black Hawk, with 12 casinos and approximately 3,200 gaming devices. Black Hawk has historically enjoyed an advantage over Central City in large part because access to the area by State Highway 119 (currently the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. A Central City property owner who has previously sued Central City, challenging its formation of a general improvement district to finance this project, has again threatened legal proceedings questioning the validity of the most recent election results.

         A decline in the Denver economy, a decline in the Black Hawk gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

         In addition to competing with other gaming facilities in Colorado as described above, the Golden Gates Casino competes, to a lesser degree, for customers with gaming facilities nationwide, including casinos in Nevada and Atlantic City and casinos operated on Native American lands in various Western states, including Colorado. Many of these competitors have substantially greater financial resources and experience in the gaming business. The Golden Gates Casino also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming and pari-mutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. Further expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

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

         LEGISLATIVE ISSUES

         In August 1996, President Clinton signed a bill creating the National Gambling Impact and Policy Commission ("NGIPC") to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The NGIPC issued its report June 18, 1999. The report provides a comprehensive legal and factual study of the social and economic impacts of gambling on federal, state, local, and Native American tribal governments; and on communities and social institutions. The report provides governmental officials with a number of recommendations regarding the regulation of gambling. Additional federal regulation may occur due to NGIPC's findings. Any new federal or state legislation could adversely affect the business of the Golden Gates Casino.

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

         The Gaming Commission requires various licenses, findings of suitability, registrations, permits and approvals to be held by the Company and its subsidiaries. The Gaming Commission may, among other things, limit, condition, suspend or revoke a license to operate for any cause deemed reasonable. Substantial fines or forfeiture of assets may be levied against Concorde Cripple Creek and the persons involved for violations of gaming laws or regulations, In addition, the actions of persons associated with Concorde Cripple Creek and its management employees, over which Concorde Cripple Creek may have little or no control, could jeopardize any licenses held by Concorde Cripple Creek in Colorado. The suspension or revocation of any of Concorde Cripple Creek's licenses or the levy on Concorde Cripple Creek of substantial fines or forfeiture of assets would have a material adverse effect on the Company.

         To date, Concorde Cripple Creek has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gates Casino. However, gaming licenses and related approvals are deemed to be privileges under Colorado law, and no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing licenses, permits or approvals will not be revoked or not renewed. The current retail gaming license for Golden Gates Casino expires in July 2000. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that the Company can successfully renew its licenses in a timely manner or at all.

         Under the Colorado Regulations, no person can have an "interest" in more than three gaming retailer/operator licenses. Concorde Cripple Creek currently has one license. Accordingly, any expansion opportunities that the Company or Concorde Cripple Creek may have in Colorado may be limited.

         Under Colorado Regulations, the definition of an "interest" in a gaming license excludes ownership of less than 5% of the "publicly traded" company such as the Company. To enable the Company to comply with the Colorado Regulations and secure and maintain the business and other regulatory approvals necessary for operating a gaming-related business in Colorado, the Company's Articles of Incorporation provide that the Company may not issue voting securities except in compliance with the rules of any gaming authority, that all transfers of voting securities of the Company must be in compliance with applicable gaming authority rules, and that if any gaming authority issues an order disqualifying a person from owning voting securities, the Company may redeem the securities of the disqualified holder unless the voting securities are transferred to a person found by the Gaming Commission to be suitable within 60 days from the date of the finding of unsuitability.

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

         The Company may not make a public offering of its securities without notifying the Gaming Commission. The notification must occur within 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission or, if the offering will not be registered with the Securities and Exchange Commission, 10 days prior to the public use or distribution of any offering document. The notification procedures apply to any offering by the Company where the proceeds will be used or intended for use (i) in constructing gaming facilities in Colorado; (ii) financing the operation of Colorado gaming facilities; (iii) acquiring any direct or indirect interest in Colorado gaming facilities; or (iv) in retiring or extending obligations incurred for any of the above purposes. The notification must disclose, among other things, a description of the securities to be offered, the proposed terms of the offering, its anticipated gross and net proceeds, and the use of the proceeds.

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

         TAXATION

         Concorde Cripple Creek's operations are subject to taxes imposed upon gaming operators by the Gaming Commission and the municipality of Black Hawk. Taxes currently levied on Concorde Cripple Creek's operations include taxes, payable monthly, on adjusted gross proceeds ("AGP" is defined by Colorado law as amount wagered minus the total amount paid out in prizes) and annual gaming device fees. Such taxes and fees are subject to revision from time to time. Effective July 1, 1999 the Gaming Commission lowered the annual tax rates. The annual tax rates in effect for the 12 months beginning July 1, 1999 are .25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million, 4% from $4.0 million to $5.0 million, 11% from $5.0 million to $10.0 million, 16% from $10.0 million to $15.0 million, and 20% of amounts in excess of $15.0 million of AGP. Under the Colorado Constitution, the Gaming Commission is authorized to increase the gaming tax rate to as much as 40% of AGP.

         In addition, a "device fee" is required for each gaming device (i.e. each gaming machine and gaming table). The State of Colorado eliminated the annual fee of $75 per device effective July 1, 1999. The City of Black Hawk currently imposes an annual fee of $750 per device. Black Hawk also imposes liquor licensing fees, transportation fees and other fees that are imposed per device. Significant increases in the applicable fees, or the imposition of new taxes or fees, could have an adverse effect on the Company, and there can be no assurance that such fees will not be increased or additional taxes or fees be imposed, which could have an adverse impact on the Company's operations.

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

         The Princesa was completed in early October 1998 and is a United States registered vessel operating under a Certificate of Inspection from the United States Coast Guard. The Princesa is approximately 100 gross registered tons in size, 200 feet in length and 40 feet in width, and has four decks, three of which are enclosed. It has a capacity for 600 passengers in addition to the crew. The Princesa features over 10,000 square feet of gaming area with approximately 450 gaming positions, including approximately 223 slot and video gaming machines and 36 table games including blackjack, craps, roulette, stud poker, pai gow, mini baccarat and other games. Other amenities include fine dining, dancing and entertainment and cocktail lounges. The Princesa was designed specifically for the offshore gaming industry and includes an internal stabilization system for passenger comfort.

         COMPETITION

         Casino Princesa competes primarily with one other cruise to nowhere operator within the Miami market and, in Southern Florida, with numerous other day-cruise vessels and pari-mutuel facilities, racetracks and Jai-Alai frontons. Casino Princesa competes principally on the basis of location, range and pricing of amenities, gaming mix, and overall atmosphere. Casino Princesa also faces substantial competition with Native American casinos located in Southern Florida. Casino Princesa must adjust its passenger fares to remain competitive. The current prices for the cruises range from $15.00 to $23.00 depending on the day of the week, the time of day, and other factors. Casino Princesa also offers various special fares and complimentary fare programs for its rated casino patrons. The Princesa may be used for convention meetings, continuing education programs, weddings and various other group gatherings.

         In addition, the Company competes with a variety of other non-gaming vacation activities in the area where it operates its vessel. These include, but are not limited to, short-term cruises, resort attractions, various sporting activities and numerous other recreation activities.

         SEASONAL FLUCTUATIONS AND INCLEMENT WEATHER

         Revenues from the Casino Princesa are adversely affected by inclement weather. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are historically lower immediately before and immediately after inclement weather conditions. During Fiscal 1999, the Casino Princesa conducted 827 cruises and carried a total of 135,923 passengers. The Casino Princesa cancelled 10 cruises due to inclement weather and 15 cruises due to maintenance and repairs during this time period. The cruise to nowhere industry in Florida is also subject to seasonal fluctuations with the highest levels of activities occurring during the months of January through April.

         SALES AND MARKETING

         Casino Princesa focuses its sales and marketing efforts within a twenty-mile radius of Miami. Casino Princesa must attract passengers from both the local population and the tourist population to survive the seasonal fluctuations that are known to occur in the Florida tourist industry. Casino Princesa focuses its efforts on local markets and on tourists visiting the local markets on vacation and promotes its cruises through general advertising, direct mailings, travel agents and it's own sales force.

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

         In November of 1994, Florida voters rejected an amendment to the Florida Constitution that would have authorized casinos throughout the State of Florida at existing and operating pari-mutuel facilities, including race tracks and Jai-Alai frontons and at up to seven other casinos in the state (but not more than one per county) as authorized by the Florida Legislature. It is likely that the gaming industry will continue to pursue the legalization of land-based gaming in Florida. The Company believes that the legalization of land-based or dockside gaming in Florida would have a material adverse impact on the Company's operations.

         In the past three years, various legislation has been proposed in Florida that would have adversely impacted the cruise to nowhere industry. To date, no such legislation has become law. There can be no assurance that further legislation will be introduced and become law in the future that could adversely affect the business of the Casino Princesa.

         LITIGATION RELATING TO THE DAY-CRUISE INDUSTRY

         On July 2, 1997, Robert A. Butterworth, the Attorney General for the State of Florida, and Neil Perry, Sheriff of St. Johns County, Florida ("Plaintiffs") filed a Complaint for Injunctive Relief Against the Illegal Possession of Slot Machines and the Continuance of a Public Nuisance against Chances Casino Cruises, Inc. and Mark Morrow, ("Defendants") operators of the Royal Princess, in the Circuit Court of the Seventh Judicial Circuit In and For St. Johns County, Florida (Case No. CIV-97-1088). The Plaintiffs sought a temporary and permanent injunction restraining the Defendants from continuing to possess slot machines in the State of Florida. On July 2, 1997, the Plaintiffs filed a Motion for a Temporary Injunction. The Florida Day Cruise Association of Florida, Inc., of which Europa Cruises Corporation is a member, filed a Motion to Appear as Amicus Curiae and a Memorandum in Opposition to the Motion for Temporary Injunction. On July 22, 1997, the Court denied the Plaintiffs' Motion for Temporary Injunction, without prejudice to a final adjudication on the merits. The Court also granted the Defendants' Motion to stay enforcement by Plaintiffs and subordinate agencies through criminal process of the "slot machine" issue raised. On November 26, 1997, as a result of the cessation of the business which was the subject of this suit, the Court entered an Order for Dismissal Without Prejudice granting the Defendants' Motion to Dismiss for Mootness and dismissed all counterclaims without prejudice to Plaintiffs. There can be no assurance that further litigation will not be instituted in the State of Florida or elsewhere which could adversely affect the business of the Company or the ability of the Company to continue operating cruises-to-nowhere out of Florida ports.

         In addition, in 1998, the Attorney General for the State of Florida had several vessels of several companies or the equipment thereon seized for various alleged civil and criminal violations of law. There can be no assurance that the Attorney General for the State of Florida will not seize additional vessels in the future for alleged civil and criminal violations of law.

         On July 6, 1999, the United States Court of Appeals for the Fourth District (the "Court") determined that the gambling laws of South Carolina prohibiting gambling cruises from a port in South Carolina were not preempted by the 1992 Amendments (the "1992 Amendments") to the Johnson Act (an act that, among other things, regulates maritime gambling). Before this decision, it was generally believed that the 1992 Amendments preempted state laws governing gambling on day cruises of the type currently conducted by the Company on the Princesa. The 1992 Amendments authorize such gambling day cruises, provided certain requirements are met. The Court did not decide the issue on whether states must reenact its laws against gambling in order to make it a federal crime to operate a gambling day cruise. A Florida State court has previously determined, however, that Florida must reenact its laws to make it a federal crime to operate a gambling day cruise. The effect, if any, of the Court's decision on the Company's operations cannot be determined at this time.

EMPLOYEES

         As of December 18, 1999, the Company, and its subsidiaries, employed approximately 330 people, with approximately 250 employed full time. None is covered by a collective bargaining agreement. The Company believes that it has satisfactory employee relations.

ENVIRONMENTAL MATTERS

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

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         There are many factors that affect the Company's business and the results of its operations, some of which are beyond the control of the Company. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ from those currently expected or desired.

o The Company has incurred a significant amount of indebtedness and, although the Company's cash flow from operations is currently sufficient to fund debt service related thereto, it can give no assurances that its debt service will continue to be funded.

o Due to the current indebtedness, the Company's ability to obtain additional financing in the future and the Company's flexibility in reacting to changes in the industry and economic conditions generally may be limited.

o The Company's success is partially dependent on its ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If the Company is unable to anticipate and introduce such products and amenities, such inability may have an adverse effect on the Company's business.

o Claims have been brought against the Company and its subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that the Company's cash flows and results of operations could be affected by the resolution of these claims.

o The Company operates in a very competitive environment, particularly in Colorado. The growth in the number of slot machines inventory in Black Hawk, Colorado, which may increase sharply in 2000, and the spread of legalized gaming in other states and countries, could negatively affect our operating results.

o The Company's gaming operations in Colorado are highly regulated by governmental authorities. The Company will also be subject to regulation in Florida if it decides to regulate the day-cruise industry. In such an event, Native American gaming would also become more competitive. If the Company conducts gaming activities in any other jurisdiction, the authorities in that jurisdiction may also subject the Company to additional regulation. Changes in applicable laws or regulations could have a significant effect on our operations.

o The Company's business is affected by changes in local, national and international general economic and market conditions in the locations where it operates and where its customers live. The Casino Princesa is particularly affected by the economic situation in Latin America and South America. Changes in economic conditions could have a material adverse effect on the Company's business.

o Any plans for future construction to the Golden Gates Casino may be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. After beginning such a construction project, the Company may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond the Company's control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns.

o From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the law, affecting the gaming industry. It is not possible to determine with certainty the likelihood of possible changes in tax law or its administration. These changes, if adopted, could have a material negative effect on the Company's operating results.

o The Company's success is partially dependent on attracting and retaining highly qualified management and gaming personnel. The Company's inability to recruit or retain such personnel could adversely affect its business.

o The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms effect daily passenger counts and may cause the cancellation of cruises.

o If the Company fails to identify or correct Year 2000 problems in its critical systems, its operations could be impacted.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota under a lease whose term expired September 30, 1999 from BHL Capital Corporation ("BHL Capital"), a corporation controlled by Brustuen "Bruce" H. Lien, the majority shareholder, director and chairman of the board of the Company. The Company currently leases this office space on month-to-month basis. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Casino Princesa has the right to use dock space in Biscayne Bay with respect to the Princesa from the Trust pursuant to the terms of the Use Agreement. The term of the Use Agreement is for five years commencing October 1997 with one option to renew the Agreement for five years. Casino Princesa has the first right of refusal to extend the Use Agreement for an additional five years if the Trust decides to continue the use of the docks for gaming vessels. See "DESCRIPTION OF BUSINESS--Business Developments--Use Agreement."

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

         E8000 and Concorde Cripple Creek are parties to a Co-Ownership Agreement dated August 14, 1997 ("Co-Ownership Agreement") with respect to the Parking Lot (of which E8000 and Concorde Cripple Creek each own an undivided fifty percent (50%) interest), and with respect to certain other real property (hereafter called the "Backus Property") (of which E8000 and Concorde Cripple Creek each own an undivided fifty percent (50%) interest). Furthermore, E8000, Concorde Cripple Creek and KMM Parking, L.L.C., a Colorado limited liability company ("KMM") are parties to that certain Agreement to subject Property to Condominium Regime dated October 22, 1997, as amended ("Condominium Agreement"), with respect to a portion of the Golden Gates Casino property, the Parking Lot, the Backus Property, and certain other real property (on all of which the Parking Garage is being constructed). The Condominium Agreement provides that certain modifications to the Casino Lease, Parking Lot Lease and Co-Ownership Agreement previously discussed must be agreed upon by E8000 and Concorde Cripple Creek as a condition to the agreements and undertakings reflected in the Condominium Agreement. Consequently, on January 1, 1999, E8000 and Concorde Cripple Creek amended the Casino Lease (the "Amendment") and canceled the Parking Lot Lease and Co-Ownership Agreement. The Amendment now provides for, among other things, a base rent of $22,200 per month. This base rent will be increased to $24,000 per month once the Parking Garage is completed. Upon completion of the Parking Garage, the Company is required to contribute land with a book value of $1,097,080 to a third party. In addition, the Amendment increased the purchase prices at which Concorde Cripple Creek may exercise its option to purchase the Casino and E8000's interest in the Parking Garage. The increases are as follows: 1) during the third lease year, the exercise price shall be $5,941,500; 2) during the fourth lease year, the exercise price shall be $6,115,500; and 3), during the fifth lease year, the exercise price shall be $6,294,720.

         The Company believes that the above facilities and equipment are well maintained and in good operating condition and will satisfy its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

         Association for Disabled Americans, Inc., Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz and Jorge Luis Rodriguez v. Concorde Gaming Corporation and Goldcoast Entertainment Cruises, Inc. (United States District Court for the Southern District of Florida, Miami Division, Civil Action No. 99-1056). On April 15, 1999, the Association for Disabled Americans, Inc., et. al (the "Plaintiffs"), sued the Company and Goldcoast (the "Defendants") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claim, in part, that the Defendants have discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the Princesa and that the Defendants have failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining the Defendants from continuing its alleged discriminatory practices, ordering the Defendants to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorneys' fees, costs and expenses incurred. The Company intends to vigorously defend this action.

         The Company is also involved in routine litigation arising in the ordinary course of the Casino Princesa's business. These matters are believed by the Company to be covered by appropriate insurance policies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's Common Stock. The following market information is based upon the bid and asked price of the stock as reported by the OTC Bulletin Board. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                         High Bid         Low Bid
                                                                         --------         -------
Fiscal Year ended September 30, 1999
   First Quarter                                                          $ 0.31          $0.10
   Second Quarter                                                           0.22           0.07
   Third Quarter                                                            0.48           0.08
   Fourth Quarter                                                           0.37           0.10

Fiscal Year ended September 30, 1998
   First Quarter                                                          $0.125          $0.0625
   Second Quarter                                                          0.0975          0.0625
   Third Quarter                                                           0.09375         0.0625
   Fourth Quarter                                                          0.125           0.09375

         As of December 18, 1999, there were approximately 144 registered holders and approximately 172 beneficial owners of record of Common Stock.

DIVIDENDS

         The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the financial statements and notes thereto filed with this report. As used herein, the term "Fiscal 1999" refers to the fiscal year ending September 30, 1999, and the term "Fiscal 1998" refers to the fiscal year ending September 30, 1998.

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

RESULTS OF OPERATIONS

         Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Revenues. Net revenues increased 350.3% to $19,033,658 for Fiscal 1999, compared to $4,226,687 for Fiscal 1998, primarily as a result of the commencement of operations of the Casino Princesa in October 1998. The Casino Princesa had revenues of $14,644,864 for Fiscal 1999. Golden Gates Casino revenues increased 5.4% to $4,388,794 for Fiscal 1999, compared to $4,165,055 for Fiscal 1998. This increase was primarily attributed to a mild Colorado winter. Food and beverage revenues were $1,944,153 for Fiscal 1999, compared to $301,271 for Fiscal 1998. Other revenues were $1,755,186 for Fiscal 1999, compared to $18,322 for Fiscal 1998. Gross revenues were reduced for promotional allowances by $2,680,743, compared to $94,440 for promotional allowances for Fiscal 1998. The increases in food and beverage revenues, other revenues and promotional allowances are attributed to the commencement of operations for the Casino Princesa.

         Costs and Expenses. Total costs and expenses increased 183% to $18,171,778 for Fiscal 1999, compared to $6,421,150 for Fiscal 1998, primarily as a result of the commencement of operations of the Princesa in October 1998. Casino expenses for the Casino Princesa were $4,174,388 for the Fiscal 1999. Casino expenses for Golden Gates Casino increased 3.6% to $2,632,578 for Fiscal 1999, compared to $2,541,533 for Fiscal 1998 due to an increased rent expense and gaming taxes resulting from an increase in revenue. Food and beverage expenses increased 669.7% to $1,508,177 for Fiscal 1999, compared to $195,933 for Fiscal 1998, primarily as a result of commencement of operations of the Casino Princesa. Food and beverage expenses for the Casino Princesa were $1,329,763 for Fiscal 1999. Food and beverage expenses for Golden Gates Casino decreased to $178,414 for Fiscal 1999 compared to $191,680 for Fiscal 1998, due to the restaurant being subleased and operated by a third party for most of Fiscal 1999. Management fees, which represent payments made to Goldcoast Entertainment Cruises, Inc. ("Goldcoast") related to the Casino Princesa, increased to $367,916 for Fiscal 1999 compared to $260,000 for Fiscal 1998. Business development costs decreased 97.8% to $3,844 for Fiscal 1999, compared to $175,169 for Fiscal 1998, primarily as a result of the focus on current operations. Selling, general and administrative expenses increased 435.1% to $7,695,599 for Fiscal 1999, compared to $1,438,195 for Fiscal 1998, due primarily to the commencement of operations of the Casino Princesa. Selling, general and administrative expenses for the Casino Princesa were $5,914,265 for Fiscal 1999. Selling, general and administrative expenses for Golden Gates Casino increase to $1,001,467 for Fiscal 1999 compared to $663,848 for Fiscal 1998, due to increased marketing efforts. Depreciation and amortization increased 187.3% to $996,517 for Fiscal 1999, compared to $346,800 for Fiscal 1998, primarily as a result of the commencement of operations of the Casino Princesa. Loss on sale of equipment increased to $74,484 for Fiscal 1999, compared to $2,852, primarily due to the sale of outdated slot machines at Golden Gates Casino. Pre-opening and start-up costs, primarily related to Casino Princesa, were $718,275 for Fiscal 1999, compared to $1,391,170 for Fiscal 1998, due to the commencement of operations of the Casino Princesa.

         Other Income and Expense. Interest expense and financing costs to related parties, net of capitalized interest, increased to $1,105,221 for Fiscal 1999, compared to $127,726 for Fiscal 1998. Other interest expense and financing costs, net of capitalized interest, increased to $944,746 for Fiscal 1999, compared to $196,313 for Fiscal 1998. The overall increase in interest expense and financing costs for Fiscal 1999 compared to Fiscal 1998 was due primarily to loan fees associated with the financing for the Casino Princesa and fees associated with a letter of credit for Casino Princesa. No interest was capitalized in Fiscal 1999. The Company capitalized $460,555 of interest in Fiscal 1998 related to the construction of the Princesa.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $100,700 for Fiscal 1999, compared to $285,000 for Fiscal 1998. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. The income tax benefit for Fiscal 1998 was increased by a valuation allowance adjustment of $52,000. The Company recorded a valuation allowance of $632,000 for Fiscal 1999, compared to $684,000 for Fiscal 1998. The valuation allowance is for future income benefits associated with pre-opening and start-up costs. The realization of this future benefit is contingent upon the future profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $2,066,840 at September 30, 1999, compared to $714,764 at September 30, 1998, an increase of $1,352,076.

         During Fiscal 1999, the Company used cash flows in operating activities of $897,712, compared to $813,555 in Fiscal 1998.

         Investing Activities. Investing activities used cash of $236,009 in Fiscal 1999 compared to using cash of $7,519,612 in Fiscal 1998, primarily due to a reduction of need for capital outlays on the new Princesa. The Company used $418,706 in Fiscal 1999 for the acquisition of property and equipment compared with $7,711,619 in Fiscal 1998.

         Financing Activities. Financing activities provided cash of $2,485,797 in Fiscal 1999, compared to cash provided in financing activities of $7,974,021 in Fiscal 1998. Long-term borrowings from related parties provided $2,545,000 in Fiscal 1999, compared to $3,225,000 in Fiscal 1998. Long-term borrowings from other sources provided $10,853,097 in Fiscal 1999, compared to $4,706,025 in Fiscal 1998. Short-term borrowings were reduced by $490,500 in Fiscal 1999, while short-term borrowings provided $490,500 in Fiscal 1998. Principal payments on long-term debt used cash of $9,226,534 in Fiscal 1999, compared to $577,336 in Fiscal 1998. Payments received on a stock subscription provided $0 in 1999, compared to $129,832 in Fiscal 1998. This decrease is a result of the sale of the promissory note recorded as a stock subscription for $110,000 to BHL Capital. The sales price of this promissory note was approximately $8,000 less than the remaining balance and as a result, additional paid-in capital was reduced by this amount.

         Obligations to Casino Princesa. The Bayfront Agreement requires a minimum capital contribution of $6,405,000 (the "Capital Contribution") from the Company. At September 30,

1998, the Company had contributed approximately $4,813,600 to Casino Princesa, and subsequent to September 30, 1998, the Company contributed the remaining amount of the minimum capital contribution.

         Bank Financing. In accordance with the Use Agreement in September 1998, the Company provided the Trust with a letter of credit in the principal amount of $925,000 to secure payment of the annual fees for the third and fourth years of the Use Agreement. In September 1999, the $925,000 letter of credit expired and was replaced with a letter of credit in the principal amount of $950,000 to secure payment of the annual fees for the fourth and fifth years of the Use Agreement. The $925,000 letter of credit was and the $950,000 letter of credit is secured by the personal guaranty of Mr. Lien and a mortgage on certain real estate owned by BHL Capital, a company owned by Mr. Lien. The Casino Princesa is required to pay BHL Capital an annual fee of $28,500 for so long as the real estate is collateral for the letter of credit in Fiscal 2000. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

         In March 1998 the Casino Princesa obtained a line of credit for $5.0 million (the "Construction Line of Credit") from BNC Financial Corporation to fund the remaining construction costs of the Princesa. The Construction Line of Credit bears interest at an adjustable rate equal to 3.75% per annum above the prime rate, as published in the Wall Street Journal (12% at September 30, 1998). The Construction Line of Credit was secured by, among other things, a First Preferred Ship Mortgage on the Princesa and the guaranties of Mr. Lien, Mrs. Lien, the Company, Goldcoast and certain other individuals. The Construction Line of Credit was paid in full upon the closing of the Vessel Loan.

         In October, 1998, Princesa Partners entered into the Vessel Loan, a Loan Agreement and Security Agreement with a group of lenders which provided $8,400,000 in financing for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Lien, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.375% per annum with interest only payments through January 1999. Monthly payments of $130,258, including interest, commenced February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over
(ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

         In May 1999 the Company's wholly owned subsidiary, Concorde Cripple Creek, entered into a loan agreement with a lender (the "Loan Agreement"). The Loan Agreement provides for a short-term line of credit in an amount not to exceed $150,000, which is evidenced by a promissory note due and payable on May 15, 2000. The promissory note bears interest at the prime rate plus three-quarters percent. As of September 30, 1999, no amount was outstanding under the short-term line of credit. The Loan Agreement also provides for a term commitment loan of up to $850,000 (the "Term Loan"). The Term Loan is evidenced by a promissory note payable in thirty-five (35) monthly installments of $10,119 plus interest, commencing on May 31, 1999 with the final installment due and payable in September 2002. Advances under the Term Loan bear interest at the prime rate plus three-quarters percent. As of September 30, 1999, the Term Loan had an outstanding principal balance of $809,524. The assets of Concorde Cripple Creek secure the obligations of Concorde Cripple Creek under the Loan Agreement. In addition, the Company has agreed to guarantee the obligations of Concorde Cripple Creek under the Loan Agreement.

         Related Party Financing. The Company has relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to develop the offshore gaming project in Miami and to complete the Princesa. In addition, Mr. Lien has been required to provide personal guarantees in order for the Company to obtain such financing, including the Vessel Loan.

         From November 1997 through March 1998, the Company borrowed $1,440,000 from Mr. Lien and BHL Capital in order to meet its obligations under the Bayfront Agreement and for working capital. The amounts were borrowed pursuant to promissory notes that were due on demand and bear interest at 18% per annum.

         In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay a bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which is due in March 1999 and bears interest at 12% per annum. The note requires monthly payments of $8,500. In conjunction with this loan, the Company was required to pledge all of the Golden Gates Casino's assets to a third party lender of Mr. Lien's. This loan was paid off by the Term Loan in May 1999.

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

         In consideration of the Project Line of Credit, the Working Capital Line of Credit and the guaranty by Mr. Lien under the Construction Line of Credit, the Company granted Mr. Lien an option (the "Option") to purchase all or a portion of the Company's interest in Casino Princesa, pursuant to an option agreement dated April 1998. The Option was subsequently cancelled by the parties in November 1998.

         In November 1998, the Company and BHL Capital signed a promissory note for advances up to $5,000,000 (the "Promissory Note") which superceded and replaced the borrowings from Mr. Lien and BHL Capital for $1,440,000, the Project Line of Credit and the Working Capital Line of Credit. The Promissory
Note is due on demand with interest paid monthly at the rate of 18% per annum. BHL Capital has waived its right to demand payment of the Promissory Note until after January 1, 2001. As a result of this waiver, all borrowings at September 30, 1999 that were subsequently superceded and replaced with the Promissory Note were reclassified as long-term. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

         In November 1999, the Company and BHL Capital signed a promissory note for advances up to $1,000,000 (the "BHL Line of Credit") which will provide the Company with a line of credit to meet its working capital needs. The BHL Line of Credit is due one year and one day after demand, with interest due on demand and at the rate of 18% per annum. The Company has not drawn on the BHL Line of Credit. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

         Awareness Phase. During the awareness phase, which has been completed, the Company defined the Year 2000 Program, gained executive level support for the commitment of resources necessary to perform Year 2000 compliance work, and developed an overall strategy encompassing all material in-house IT and non-IT systems and equipment, outsourced systems, customers and vendors.

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

         Testing/Validation and Implementation. The testing/validation phase has been completed. As of September 30, 1999, testing of non-mission critical systems and the implementation stage has been completed. The objective of the testing is to minimize business risk due to operational failures. This phase is considered to be the most critical phase of the Year 2000 Program.

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

         o In Black Hawk, Colorado, failure of surveillance equipment would close table games and slot machines according to Colorado law. Year 2000 Problems in slot machines should be limited to coin reporting data, not mechanical failure or inability for the machine to operate normally to the user. Inaccurate reporting of data, however, would require the shutdown of the slot machines under Colorado law. Utility and telecommunications failures would also impact the Company (for example, a source of power (electrical or natural gas) is crucial to the running surveillance, heating slot machines for our land based casino in Black Hawk).

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

         o Back-up staff available on and around December 31, 1999 to provide surveillance on the Princesa in the event surveillance systems fail.

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

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to page F-1 of this Report for an index to the financial statements and financial statement schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective August 25, 1998, the Company dismissed KPMG Peat Marwick LLP ("KPMG") as its independent accountant. During the past two fiscal years, KPMG's report on the Company's financial statements contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company's decision was approved by the Board of Directors on August 25, 1998. During the past two fiscal years and for each subsequent interim period, the Company experienced no disagreement with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG, would have had a connection with its report.

         Effective August 25, 1998, the Company engaged McGladrey & Pullen LLP as the Company's independent accountant. During the two fiscal years preceding their appointment as the Company's independent accountant, McGladrey & Pullen LLP did not consult with the Company on any matter.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their ages are as follows:

                  Name                      Age              Position
                  ----                      ---              --------
Brustuen "Bruce" H. Lien(1)(2)(3)            72    Chairman of the Board of Directors
Jerry L. Baum(2)                             50    President, Chief Executive Officer, Chief Operating
                                                   Officer and Director
Deanna B. Lien(1)(2)(3)                      56    Director
Robert F. Drew                               46    Director of Finance
George J. Nelson                             38    Vice President, Corporate Counsel and Secretary

---------------

(1) Member of the Compensation Committee.
(2) Member of the Executive Committee.
(3) Member of the Stock Option Committee.

         At each annual meeting of shareholders, each director is elected to hold office until the next succeeding annual meeting or until their successor is duly elected and qualified. Two of the directors, Brustuen "Bruce" H. Lien and Deanna B. Lien are husband and wife. None of the other directors or officers of the Company bears any family relationship to any other director or officer. Each executive officer of the Company is elected for a term of one year and serves until a successor is elected and qualified.

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

         Robert F. Drew. Director of Finance since January 1999. Mr. Drew previously served as a chief financial officer and marketing director for a computer software development firm from 1986 to 1994. Mr. Drew also was vice president and general manager for a computer furniture manufacturing company from 1978 to 1985. After obtaining his bachelor's degree in accounting from the University of South Dakota in 1976, he became a CPA and worked as an auditor for Deloitte & Touche until 1978.

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

         Based on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that Mr. Drew was inadvertently late in filing a Form 3 when he became an officer of the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                         ANNUAL                               LONG-TERM
                                                      COMPENSATION                       COMPENSATION AWARDS

                                                                                        Securities Underlying
            Name and                                                                        Options/SARs (#)
       Principal Position            Year           Salary ($)      Bonus ($)                  Options (#)
       ------------------            ----           ----------      ---------                  -----------
Jerry L. Baum                        1999            120,000        100,000                          -0-
  President and Chief Executive      1998            120,000            -0-                      100,000
  Officer                            1997            120,000            -0-                      400,000

--------------

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

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                      Value of Unexercised
                                            Number of Securities Underlying           In-the-Money Options at
                                           Unexercised Options at FY-End (#)               FY-End ($)(1)
                 Name                          Exercisable/Unexercisable             Exercisable/Unexercisable
                 ----                          -------------------------             -------------------------
             Jerry L. Baum                          477,792/371,948                            $0/$0

-----------------

(1)      Based on the bid price of the Common Stock on September 30, 1999.

COMPENSATION PURSUANT TO PLANS

         The Company has adopted a Performance Stock Option Plan (the "Plan"), approved by the Shareholders, for the benefit of certain employees, officers and directors of the Company. The Stock Option Committee of the Board of Directors selects the optionees and determines the terms and conditions of the stock options granted pursuant to the Plan. No options to purchase Common Stock were granted pursuant to the Plan during Fiscal 1999. As of September 30, 1999, options to purchase 1,456,230 shares of Common Stock were outstanding pursuant to the Plan, 769,984 of which were vested at September 30, 1999.

COMPENSATION OF DIRECTORS

         The Company does not compensate its directors for their services as directors or pursuant to any other arrangements. The Company reimburses its directors for expenses incurred related to their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of Common Stock as of December 18, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) the Company's directors; (iii) all executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers as a group.

                                                                   Shares
                       Name                                 Beneficially Owned(1)              Percent of Class
                       ----                                 ---------------------              ----------------
Brustuen "Bruce" H. Lien......................                 18,387,500(2)(4)                     69.4%
3290 Lien Street
Rapid City, SD  57702

Deanna B. Lien(2).............................                 18,387,500(3)(4)                     69.4%
3290 Lien Street
Rapid City, SD  57702

University of Wyoming Foundation..............                  1,900,000                            7.1%
P. O. Box 3963
Laramie, WY 82071

Jerry L. Baum.................................                    600,000(5)                         2.2%
3290 Lien Street
Rapid City, SD  57702

All executive officers and directors as a
group (5 persons).............................                 19,229,100(4)(6)                     72.2%

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

(3) For purposes of this table, Deanna B. Lien is deemed to be the beneficial owner of the shares of Common Stock which may be deemed to be beneficially owned by her husband, Brustuen "Bruce" H. Lien.
(4) This number includes 2,000,000 shares of Common Stock which may be acquired pursuant to a currently exercisable warrant.
(5) This number includes 477,792 shares of Common Stock which may be acquired pursuant to currently exercisable stock options.
(6) This number includes 631,984 shares of Common Stock which may be acquired pursuant to currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1999 and 1998, Mr. Lien and BHL Capital loaned money to the Company under various promissory notes. These amounts loaned varied from month to month and carried an interest rate ranging from prime rate plus 2% to 18% per annum. The Company incurred interest expense and financing costs, including interest that was capitalized, relating to these notes payable of $1,087,221 and $394,278, for Fiscal 1999 and Fiscal 1998, respectively. In November 1999, the Company and BHL Capital signed a promissory note for advances up to $1,000,000 (the "BHL Line of Credit") which will provide the Company with a line of credit to meet its working capital needs. The BHL Line of Credit is due one year and one day after demand, with interest due on demand and at the rate of 18% per annum. The Company has not drawn on the BHL Line of Credit. This line of credit is in addition to the Promissory Note signed in November 1998 between the Company and BHL Capital for advances up to $5,000,000 (the "Promissory Note"). The Promissory Note superceded and replaced the borrowings from Mr. Lien and BHL Capital for $1,440,000, the Project Line of Credit and the Working Capital Line of Credit. The Promissory Note is due on demand with interest paid monthly at the rate of 18% per annum. BHL Capital has waived its right to demand payment of the Promissory Note until after January 1, 2001. As a result of this waiver, all borrowings at September 30, 1999 that were subsequently superceded and replaced with the Promissory Note were reclassified as long-term.

         In March 1998, the Company borrowed an additional $500,000 from Mr. Lien to repay a bank term note that was due in June 1998 and for working capital. This loan is evidenced by a promissory note which is due in March 1999 and bears interest at 12%. The note requires monthly payments of $8,500. In conjunction with this loan, the Company was required to pledge all of the Golden Gates Casino's assets to a third party lender of Mr. Lien's. This loan was paid off by the Term Loan in May 1999.

         Mr. Lien has pledged assets and/or personally guaranteed loans in order for the Company to obtain financing which otherwise may not have been available to the Company, as follows:

                  (a) Personal guarantee of a $8,400,000 note payable to a bank, date October 23, 1998. The balance on the note at September 30, 1999 was $7,938,835.

                  (b) Personal guarantee of a $100,000 conditional line of credit to a bank, dated May 1997. The conditional line of credit expired in May 1998.

                  (c) Personal guarantee of a $950,000 letter of credit dated September 16, 1999 relating to the Use Agreement.

                  (d) Personal guarantee of a $925,000 letter of credit dated September 28, 1998 relating to the Use Agreement. This letter of credit expired September 30, 1999.

                  (e) Personal guarantee of the Construction Line of Credit. The balance on the Construction Line of Credit at September 30, 1998 was $4,616,336 and was subsequently paid in full on October 22, 1998.

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

         The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota from BHL Capital pursuant to a month-to-month lease. The monthly lease payment, including real estate taxes and utilities, is $2,597.

         The Company also leases an airplane, on an as needed basis, from BHL Capital. The Company incurred lease payments related to the airplane of $2,146 and $26,678 during Fiscal 1998 and Fiscal 1997, respectively. The Company did not lease the airplane during Fiscal 1999.

                                     PART IV

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an asterisk.


        EXHIBIT NO.          DESCRIPTION
        -----------          -----------
            3.1         Amended and Restated Articles of Incorporation.(1)

            3.2         Third Amended and Restated Bylaws.(1)

            10.1*       1992 Performance Stock Option Plan.(2)

            10.2        Indemnification Agreement between the Company and Bruce
                        H. Lien.(1)

            10.3        Lease between Elevation 8000+ and Concorde Cripple
                        Creek, Inc. dated July 21, 1997.(3)

        EXHIBIT NO.          DESCRIPTION
        -----------          -----------
            10.4        Agreement dated August 5, 1997, by and between Leo
                        Equity Group, Inc. and Concorde Gaming Corporation.(3)

            10.5        Use Agreement dated June 25, 1997, by and between Casino
                        Princesa and Bayfront Park Management Trust.(3)

            10.6 Joint Venture Agreement dated August 27, 1997, by and between Concorde Gaming Corporation and Goldcoast
                        Entertainment Cruises, Inc.(3)

            10.7 Vessel Construction Agreement dated August 26, 1997, by and between Keith Marine, Inc. and Casino Princesa.(3)

            10.8        Waiver Agreement dated March 20, 1998, by and between
                        Goldcoast Entertainment Cruises, Inc. and Concorde
                        Gaming Corporation.(3)

            10.9        Option Agreement dated April 20, 1998 between Concorde
                        Gaming Corporation and Bruce H. Lien.(3)

            10.10 Promissory Note in the aggregate principal amount of $3,000,000 executed by Concorde Gaming Corporation and
                        BHL Capital Corporation.(3)

            10.11 Loan Agreement between Princesa Partners and the lenders named therein dated as of October 22, 1998.(4)

            10.12       Servicing and Intercreditor Agreement between Princesa
                        Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(4)

            10.13       Security Agreement between Princesa Partners, Casino
                        Princesa and the lenders named therein dated as of October 22, 1998.(4)

            10.14 Guaranty, Subordination Agreement, Security Agreement and Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(4)

            10.15 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(4)

            10.16 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(4)

            10.17       Princesa Partners Joint Venture Agreement between
                        Goldcoast Entertainment Cruises, Inc. and Conami, Inc.
                        dated as of October 22, 1998.(4)

         EXHIBIT NO.             DESCRIPTION
         -----------             -----------
            10.18       Promissory Note to the order of BHL Capital Corporation
                        in the principal amount of $5,000,000 dated November 13,
                        1998.(4)

            10.19       First Amendment to Lease between Concorde Cripple Creek
                        and Elevation 8000+ LLC, dated as of January 1, 1999.
                        (5)

            10.20       Loan Agreement between Concorde Cripple Creek, Inc. and
                        BNC National Bank of Minnesota, dated as of May 21,
                        1999. (6)

            10.21       Security Agreement between Concorde Cripple Creek, Inc.
                        and BNC National Bank of Minnesota, dated as of May 21,
                        1999.(6)

            10.22       Guaranty Agreement between the Company and BNC National
                        Bank of Minnesota, dated as of May 21, 1999. (6)

            10.23       Waiver of Interest, Assignment of Lease and Agreement
                        Concerning Assumption of Lease among Concorde Cripple
                        Creek, Inc., BNC National Bank of Minnesota, and
                        Elevation 8000+ LLC, dated May 21, 1999. (6)

            10.24       Short-Term Revolving Note to the order of BNC National
                        Bank dated May 21, 1999. (6)

            10.25 Term Note to the order of BNC National Bank of Minnesota dated May 21, 1999. (6)

            16          Letter re Change in Certifying Accountant.(7)

            21          Subsidiaries of the Registrant.(4)

            23          Consent of Independent Auditors'.(+)

            27          Financial Data Schedule.(+)

------------------------
(+)  Filed herewith
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995 (File No. 0-8698) and incorporated herein by this reference.
(2) Previously filed with the Securities and Exchange Commission by the Company on September 24, 1992 as Exhibit 10 to the Registration Statement on Form S-8, (File No. 33-52388) and incorporated herein by this reference.
(3) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1997 (File No. 0-8698) and incorporated herein by this reference.

(4) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1998 (File No. 0-8698) and incorporated herein by this reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998 (File No. 0-8698) and incorporated herein by this reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-8698) and incorporated herein by this reference.

(7) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated August 25, 1998 and incorporated herein by this reference.

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements

                                                                                                             Page
Independent Auditors' Report  for the Year Ended September 30, 1999..........................................F-2
Consolidated Balance Sheets at September 30, 1999 and 1998...................................................F-3
Consolidated Statements of Operations for the Years Ended
     September 30, 1999 and 1998.............................................................................F-5
Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 1999 and 1998.............................................................................F-6
Consolidated Statements of Cash Flows for the Years Ended
     September 30, 1999 and 1998............................................................................ F-7
Notes to Consolidated Financial Statements...................................................................F-8

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
CONCORDE GAMING CORPORATION
Rapid City, South Dakota


We have audited the accompanying consolidated balance sheets of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP


Rapid City, South Dakota
November 22, 1999, except for Note 14, as to which the date is November 30, 1999

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

ASSETS                                                         1999            1998
                                                           ------------    ------------
Current assets
    Cash and cash equivalents                              $  2,066,840    $    714,764
    Current maturities of loan receivable (note 2)               31,667              --
    Trade receivables , less allowance for uncollectable
       accounts, $102,745 in 1999 and $3,113 in 1998            659,798          19,575
    Inventory                                                    79,957          39,304
    Property held for sale                                           --         167,510
    Prepaid expenses
       Dock lease (note 10)                                     450,000              --

       Other                                                    354,273         100,203

    Income tax refund claim                                     188,828              --
    Deferred income taxes (note 6)                              139,000              --
                                                           ------------    ------------
                   TOTAL CURRENT ASSETS                       3,970,363       1,041,356
                                                           ------------    ------------


Investments and long-term receivables
    Loan receivable from related party (note 2)                  63,333          95,000
    Investment in unconsolidated affiliate (note 3)                  --         113,825
    Deferred income taxes (note 6)                                   --         285,000
    Other                                                       231,633         146,730
                                                           ------------    ------------
                                                                294,966         640,555
                                                           ------------    ------------

Property and equipment
    Land                                                      1,097,080       1,097,080
    Vessel                                                    8,091,951              --
    Gaming equipment, fixtures and furniture                  3,746,809       3,506,871
    Vehicles                                                     41,320          58,274
    Leasehold improvements                                      246,347         186,108
    Vessel construction in progress                                  --       8,098,943
                                                           ------------    ------------
                                                             13,223,507      12,947,276
    Less accumulated depreciation and amortization           (1,078,870)       (279,670)
                                                           ------------    ------------
                                                             12,144,637      12,667,606
                                                           ------------    ------------

Intangibles and other
    Dock rights, net (note 11)                                  284,008         319,504
    Other, principally goodwill, net                            702,967         569,090
    Deferred financing costs, net                               298,392              --
                                                           ------------    ------------
                                                              1,285,367         888,594
                                                           ------------    ------------

                                                           $ 17,695,333    $ 15,238,111
                                                           ============    ============

 See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999            1998
                                                                   ------------    ------------
Current liabilities
   Notes payable to related party (note 4)                         $         --    $    490,500
   Current maturities of long-term debt (note 5)                        908,065         597,540
   Accounts payable                                                     204,683         356,294
   Accrued expenses
      Payroll and payroll taxes                                         216,820         129,971
      Accrued interest (notes 8 and 10)                                 217,300         400,550
      Other                                                             691,029         432,193
   Income taxes payable                                                      --          57,872
                                                                   ------------    ------------
            TOTAL CURRENT LIABILITIES                                 2,237,897       2,464,920
                                                                   ------------    ------------


Long-term debt, less current maturities (note 5)                      7,945,656       6,629,618
                                                                   ------------    ------------


Note payable to related party (note 4)                                5,527,457       3,225,000
                                                                   ------------    ------------


Commitments and contingencies (notes 10 and 11)


Stockholders' equity

   Common stock,  par value $.01 per share, authorized
      500,000,000 shares; issued and outstanding 24,010,402


      at September 30, 1999 and 23,673,126 at September 30, 1998        240,104         236,731

   Preferred stock, par value $.01 per share, authorized
      standing at September 30, 1999 and 1998                                --              --
   Additional paid-in capital                                         3,887,176       3,855,246
   Accumulated deficit                                               (2,142,957)     (1,173,404)


                                                                   ------------    ------------
                                                                      1,984,323       2,918,573
                                                                   ------------    ------------

                                                                   $ 17,695,333    $ 15,238,111
                                                                   ============    ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                     1999            1998
                                                                 ------------    ------------
Revenues
     Casino                                                      $ 18,015,062    $  3,948,035
     Food and beverage                                              1,944,153         301,271
     Video lottery                                                         --          53,499
     Other                                                          1,755,186          18,322
                                                                 ------------    ------------
              GROSS REVENUES                                       21,714,401       4,321,127
     Less: promotional allowance                                    2,680,743          94,440
                                                                 ------------    ------------
              NET REVENUES                                         19,033,658       4,226,687
                                                                 ------------    ------------

Costs and expenses:
     Casino                                                         6,806,966       2,541,533
     Food and beverage                                              1,508,177         195,933
     Video lottery                                                         --          69,498
     Management fees, to minority partner, related party              367,916         260,000
     Business development costs                                         3,844         175,169
     Selling, general and administrative                            7,695,599       1,438,195
     Depreciation and amortization                                    996,517         346,800
     Loss on sale of equipment                                         74,484           2,852
     Pre-opening and start-up costs (note 1)                          718,275       1,391,170
                                                                 ------------    ------------
                                                                   18,171,778       6,421,150
                                                                 ------------    ------------

              INCOME (LOSS) FROM OPERATIONS                           861,880      (2,194,463)
                                                                 ------------    ------------

Other income (expense):
     Interest income                                                   34,285          19,482
     Gain on sale of  real estate held for sale                        22,490              --
     Gain on sale of interest in unconsolidated affiliate              41,591              --
     Other income                                                      19,468          19,060
     Interest expense and financing costs:
        Related parties                                            (1,087,221)       (127,726)
        Other                                                        (962,746)       (196,313)
                                                                 ------------    ------------
                                                                   (1,932,133)       (285,497)
                                                                 ------------    ------------

              LOSS BEFORE INCOME TAXES AND
                  CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (1,070,253)     (2,479,960)

Federal and state income tax benefit (note 6)                        (100,700)       (285,000)
                                                                 ------------    ------------
              LOSS BEFORE CUMULATIVE EFFECT
                  OF ACCOUNTING CHANGE                               (969,553)     (2,194,960)

Cumulative effect of change in accounting principle related to
     pre-opening and start-up costs (notes 1 and 6)                        --        (259,181)
                                                                 ------------    ------------

              NET LOSS                                           $   (969,553)   $ (2,454,141)
                                                                 ============    ============


Basic and diluted loss per share (note 1):

     Loss before cumulative effect of accounting change          $      (0.04)   $      (0.09)

     Cumulative effect of change in accounting principle                   --           (0.01)
                                                                 ------------    ------------

     Net loss                                                    $      (0.04)   $      (0.10)
                                                                 ============    ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                             Stock
                                                                                                         subscription
                                                                                                          in the form
                                                                                                           of a note
                                                                                              Retained    and related
                                                                              Additional      earnings      accrued
                                                      Number        Common      paid-in    (accumulated    interest
                                                    of shares       stock       capital       deficit)     receivable      Total
                                                   -----------   -----------  -----------   -----------  ------------   -----------
Balance September 30, 1997                          23,673,126   $   236,731  $ 3,858,732   $ 1,280,737   $  (133,318)  $ 5,242,882

    Net loss                                                --            --           --    (2,454,141)           --    (2,454,141)
    Sale of note receivable                                 --            --       (7,975)           --       117,975       110,000
    Interest earned on note
        receivable                                          --            --        4,489            --         1,343         5,832
    Principal payments received
       on note receivable                                   --            --           --            --        14,000        14,000
                                                   -----------   -----------  -----------   -----------   -----------   -----------

Balance September 30, 1998                          23,673,126       236,731    3,855,246    (1,173,404)           --     2,918,573
                                                   -----------   -----------  -----------   -----------   -----------   -----------
    Net loss                                                --            --           --      (969,553)           --      (969,553)
    Issuance of 140,260 shares of common
       stock relating to stock options exercised       140,260         1,403       19,636            --            --        21,039
    Issuance of 187,016 shares of common
       stock relating to stock bonuses                 187,016         1,870       10,894            --            --        12,764
    Issuance of 10,000 shares of common
       stock relating to stock options exercised        10,000           100        1,400            --            --         1,500
                                                   -----------   -----------  -----------   -----------   -----------   -----------
Balance September 30, 1999                          24,010,402   $   240,104  $ 3,887,176   $(2,142,957)  $        --   $ 1,984,323
                                                   ===========   ===========  ===========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                         1999            1998
                                                                                     ------------    ------------
Cash flows from operating activities:
     Net (loss)                                                                      $   (969,553)   $ (2,454,141)
     Adjustments to reconcile net (loss) to net cash flows
        (used in) operating activities:
           Note payable incurred for payment of accrued interest                          627,243              --
           Depreciation and amortization                                                  996,517         346,800
           Deferred income taxes                                                          146,000        (219,000)
           Provision for doubtful accounts                                                 99,632           3,113
           Gain on sale of interest in unconsolidated affiliate                           (41,591)             --
           Loss on disposal of property and equipment, real estate                         51,994           2,852
           Write-off of casino development costs and long-lived assets                         --         259,181
           Change in assets and liabilities:
               (Increase) decrease in trade receivables and property held for sale       (739,855)         38,193
               Decrease (increase) in prepaid expenses and inventory                     (744,723)        449,902
               Increase (decrease) in accounts payable and accrued expenses               (76,676)        908,144
               Increase in income tax refund claim                                       (188,828)             --
               (Decrease) in income taxes payable                                         (57,872)       (148,599)
                                                                                     ------------    ------------
                     NET CASH (USED IN) OPERATING ACTIVITIES                             (897,712)       (813,555)
                                                                                     ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                                  (418,706)     (7,711,619)
     Purchase of intangibles                                                              (87,500)        (19,047)
     Proceeds from sale of property and equipment, real estate                            206,100             300
     Distributions from unconsolidated affiliate                                           44,000          67,340
     Proceeds from sale of unconsolidated affiliate                                       105,000              --
     Decrease in restricted cash                                                               --         288,894
     (Increase) in other assets                                                           (84,903)       (145,480)
                                                                                     ------------    ------------
                     NET CASH (USED IN) INVESTING ACTIVITIES                             (236,009)     (7,519,612)
                                                                                     ------------    ------------

Cash flows from financing activities:
     Net change in short-term borrowings, related parties                                (490,500)        490,500
     Proceeds from long-term borrowings:
        Related parties                                                                 2,545,000       3,225,000
        Other                                                                          10,853,097       4,706,025
     Principal payments on long-term borrowings, other                                 (9,226,534)       (577,336)
     Principal payments on long-term borrowings, related parties                         (869,786)             --
     Payment of deferred financing costs                                                 (360,783)             --
     Proceeds from sale of stock                                                           35,303              --
     Payments received on stock subscription in the form of a note
        and related accrued interest receivable                                                --         129,832
                                                                                     ------------    ------------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,485,797       7,974,021
                                                                                     ------------    ------------

                     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,352,076        (359,146)
Cash and cash equivalents:
Beginning                                                                                 714,764       1,073,910
                                                                                     ------------    ------------

Ending                                                                               $  2,066,840    $    714,764
                                                                                     ============    ============



                                                                            1999         1998
                                                                         ----------   ----------
Supplemental Disclosures of Cash Flow Information
     Cash payments for:
        Interest, net of capitalized interest 1999 $0;1998 $29,589       $1,605,974   $  256,123
        Income taxes                                                             --       82,599

     See Notes to Consolidated Financial Statements

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Concorde Gaming Corporation and its subsidiaries (the "Company") is a diversified gaming company. Concorde currently owns and operates the Golden Gates Casino in Black Hawk, Colorado and commenced operations of an offshore gaming vessel from Miami, Florida in October 1998. Bayfront Ventures extends credit to its customers, primarily on an unsecured basis, on terms that it establishes for individual customers.

Principles of Consolidation:

The consolidated financial statements include the accounts of Concorde Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries at September 30, 1999 include Concorde Cripple Creek, Inc. ("Concorde Cripple Creek") (100% owned), Concorde Gaming of Missouri, Inc. (100%), Concorde Cruises, Inc. (100%) and Conami, Inc. (100%). Through subsidiaries, the Company owns an 80% interest in Bayfront Ventures and Princesa Partners, joint ventures that own and operate the offshore gaming vessel in Miami, Florida. During fiscal 1998 the 100% owned subsidiary Midwest Gaming, Inc. ceased operations and was dissolved.

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

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $99,632 and $3,113 were made during the years ended September 30, 1999 and 1998, respectively.

Property and Equipment:

Property and equipment are recorded at cost. Assets are depreciated over their estimated useful lives or amortized over their lease terms using the straight-line or accelerated methods. Estimated useful lives for furniture, gaming equipment, and vehicles are 5 to 7 years, for leasehold improvements the life of the underlying lease, for vessel and improvements 10 to 30 years, and for buildings and improvements 39 years.

The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related asset's estimated useful life. Capitalized interest totaled none and $460,555 for the years ended September 30, 1999 and 1998, respectively.

Pre-opening and Start-up Costs:

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP No. 98-5, Reporting on the Costs of Start-up Activities. This standard provides guidance on the financial reporting for start-up costs and requires that such costs be expensed as incurred. In accordance with this standard the Company changed its method of accounting for start-up costs and organizational costs in 1998. Previously, start-up activities and organization costs were capitalized and amortized over 5 years. The effect of this change for 1998 resulted in an increase in loss from operations of $1,372,804 ($(.06) per common share). The cumulative effect of this change on prior years of $259,181 ($(.01) per common share), has been included in 1998 operations. There was no tax effect as a result of this change.

Intangible Assets and Property Held for Sale:

Intangible assets, primarily goodwill (excess of purchase price over net assets acquired) are amortized over estimated useful lifes of 10 to 15 years using the straight-line method. Intangible assets are evaluated for recoverability under the requirements of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of whenever impairment indicators are present. The Company recorded charges to income for an impairment of $270,897 during the year ended September 30, 1998, for casino development costs and property and equipment that have been classified as property held for sale. The property was sold during the year ended September 30, 1999.

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

Promotional allowances consist primarily of food and beverage items and admission furnished without charge to customers. The retail value of such items is included in the respective revenue classification and is then deducted as promotional allowances.

Deferred Financing Costs:

Deferred financing costs are amortized over the term of the related loan using the straight-line method.

Advertising Costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. Included in selling, general and administrative expenses is $1,041,645 and $108,647 of advertising expense for the years ended September 30, 1999 and 1998, respectively.

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

Earnings Per Share (Continued):


                                                         YEAR ENDED SEPTEMBER 30, 1998
                                                      LOSS           SHARES          LOSS
                                                  (NUMERATOR)     (DENOMINATOR)   PER SHARE
                                                  ------------    -------------  ------------
Basic EPS
    Net loss                                      $   (969,553)     23,906,133   $      (0.04)
                                                  ============                   ============
Effect of dilutive securities
    Options                                                                 --
Diluted EPS
                                                  ------------    -------------  ------------
    Net loss plus assumed conversion of options   $   (969,553)     23,906,133   $      (0.04)
                                                  ============    ============   ============


Options to purchase 1,456,230 shares of common stock ranging from $.15 to $.42 per share, 2,000,000 shares of common stock at $1 per share and 480,000 shares of common stock at $.075 per share were outstanding during the year but were not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

                                                    YEAR ENDED SEPTEMBER 30, 1998
                                                 LOSS           SHARES           LOSS
                                             (NUMERATOR)     (DENOMINATOR)    PER SHARE
                                             ------------    -------------   ------------
Basic EPS
    Loss before cumulative effect
        of accounting change                 $ (2,194,960)                   $      (0.09)
    Cumulative effect of accounting change       (259,181)                          (0.01)
                                             ------------                    ------------
    Loss available to common stockholders    $ (2,454,141)     23,673,126    $      (0.10)
                                             ============                    ============
Effect of dilutive securities
    Options                                            --
Diluted EPS
    Loss before cumulative effect
        of accounting change                 $ (2,194,960)                   $      (0.09)
    Cumulative effect of accounting change       (259,181)                          (0.01)
    Loss available to common stockholders
                                             ------------    ------------    ------------
        plus assumed conversion of options   $ (2,454,141)     23,673,126    $      (0.10)
                                             ============    ============    ============

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2.  LOAN RECEIVABLE FROM RELATED PARTY

Loan receivable from related party consist of:

                                                              1999          1998
                                                           ----------    ----------
Non-interest bearing loan receivable, quarterly payments
  based on future distributions to minority partner in
  Bayfront Ventures                                        $   95,000        95,000
Less current maturities                                       (31,667)           --
                                                           ----------    ----------
                                                           $   63,333        95,000
                                                           ==========    ==========

NOTE 3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 1999, the Company sold its 38.5% interest in Bayou Gaming, Inc., which operates a video poker route in Louisiana. Under the agreement the sales price totaled $105,000 in cash plus the future proceeds from the sale of 100,000 shares of the Company's common stock held by Bayou Gaming, Inc. less broker's fees and Bayou Gaming, Inc.'s income tax on the gain. The Company received $105,000 cash during the year ended September 30, 1999. Under the terms of the agreement, Bayou Gaming, Inc. will attempt to sell the Company's 100,000 shares of common stock at $1 per share within one year from the date of the agreement. If the shares cannot be sold at $1 per share during this period, Bayou Gaming, Inc. will sell the shares at the current market value. The future proceeds from the sale of stock will be recognized when received. At September 30, 1998 the Company's investment exceeded its underlying equity by $48,110 and was being amortized over a remaining term of two years.

NOTE 4.  NOTES PAYABLE

Notes payable to related parties consists of:

                                                                                    1999         1998
                                                                                 ----------   ----------
Unsecured notes payable to the Company's majority stockholder, paid off during the year ended September 30, 1999. The Company pledged all of Concorde
    Cripple Creek's assets to a third party lender of the Company's majority
    stockholder                                                                  $       --   $  490,500
                                                                                 ==========   ==========


                                                                               1999         1998
                                                                            ----------   ----------
Unsecured notes payable to a company controlled by the Company's majority
    stockholder with interest at 18%, due on demand. (A)                    $5,527,457   $3,225,000
Less current maturities                                                             --           --
                                                                            ----------   ----------
Long-term notes payable to related parties                                  $5,527,457   $3,225,000
                                                                            ==========   ==========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 4.  NOTES PAYABLES (CONTINUED)

A. In November 1998, these notes payable to a company controlled by the Company's majority stockholder were refinanced with one note payable to a company controlled by the Company's majority stockholder. The interest rate remains at 18% and the note is due on demand, however, the majority stockholder has waived his rights to demand payment on the note until after January 1, 2001. Therefore, these notes have been classified as long-term at September 30, 1999.

In May, 1999 the Company's wholly-owned subsidiary, Concorde Cripple Creek, Inc., entered into a loan agreement with a lender (the `Loan Agreement"). The Loan Agreement provides for a short-term line of credit in an amount not to exceed $150,000, which is evidenced by a promissory note due and payable on May 15, 2000. The promissory note bears interest at the prime rate plus three-quarters percent. As of September 30, 1999, no amount was outstanding under the short-term line of credit.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 5.  LONG-TERM DEBT

Long-term debt consists of:

                                                                                       1999            1998
                                                                                   ------------    ------------
10.375% note payable to a bank (Vessel Loan), monthly installments of
    $130,258 including interest, due January 2004, secured by first
    preferred ship mortgage, guaranteed by majority stockholder.  (A)              $  7,938,835    $         --

Notepayable to a bank, with interest at prime plus .75%, monthly principal payments of $10,119 plus interest through September 2002 when the
    remaining balance is due, secured by equipment                                      809,524              --

10% note payable to a third party in monthly installments of $1,694
    including interest, due October 2001, secured by equipment                           45,300          52,473

Mortgages payable to third party paid off during the year ended September
    30, 1999                                                                                 --         336,131

Note payable to a vendor paid off during the year ended September 30, 1999                   --          69,693

Notes payable to a bank paid off during the year ended September 30, 1999                    --       4,632,306

Accounts payable, property and equipment related, refinanced with long-term debt
    during the year ended September 30, 1999                                                 --       2,051,746

Other notes, due in various monthly installments to March 2006, at various rates
    from 6.5% to 10%, secured in part by property and equipment                          60,062          84,809
                                                                                   ------------    ------------
                                                                                      8,853,721       7,227,158
Less current maturities                                                                (908,065)       (597,540)
                                                                                   ------------    ------------
                                                                                   $  7,945,656    $  6,629,618
                                                                                   ============    ============

The prime interest rate at September 30, 1999 and 1998 was 8.25%.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  LONG-TERM DEBT (CONTINUED)

         (A). This Vessel Loan requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

The future aggregate annual maturities of long-term debt at September 30, 1999 are as follows:

Fiscal year ending:
           2000                  $  908,065
           2001                     993,849
           2002                   1,511,163
           2003                   1,045,564
           2004                   4,379,609
     Thereafter                      15,471
                                 ----------
                                 $8,853,721
                                 ==========

NOTE 6.  INCOME TAXES

The income tax provision (benefit) for the years ended September 30, 1999 and 1998 is as follows:

                                1999          1998
                             ----------    ----------
Current, Federal and State   $ (246,000)      (66,000)
Deferred                        146,000      (219,000)
                             ----------    ----------

                             $ (100,700)     (285,000)
                             ==========    ==========

The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory tax rate to pretax income including cumulative effect of change in accounting principle due to the following:


                                                         1999          1998
                                                      ----------    ----------
Computed "expected" tax expense (benefit)             $ (374,589)     (931,300)
Valuation allowance                                      (52,000)      684,000
Settlement of Internal Revenue Service examination       103,300            --
Minority interest loss recognized by parent company       44,993            --
Distributions to minority interest classified as
     management fees                                     128,771            --
Other                                                     48,825       (37,700)
                                                      ==========    ==========
                                                      $ (100,700)     (285,000)
                                                      ==========    ==========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 6.  INCOME TAXES (CONTINUED)

Net deferred tax asset (liabilities) are as follows:

                                           1999            1998
                                       ------------    ------------
Deferred tax assets:
   Accrued expenses                    $     74,000    $         --
   Start-up costs                           546,000         684,000
   Net operating loss                       285,000         324,000
   Reserves not currently deductible         30,000          26,000
                                       ------------    ------------
                                            935,000       1,034,000
   Valuation allowance                     (632,000)       (684,000)
                                       ------------    ------------
                                            303,000         350,000
Deferred tax liabilities:
    Intangibles                              (7,000)             --
    Investments                              (1,000)             --
   Property and equipment                  (156,000)        (65,000)
                                       ------------    ------------

          Net                          $    139,000    $    285,000
                                       ============    ============

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of September 30, 1999 and 1998 as follows:

                        1999           1998
                    ------------   ------------
Current assets      $    139,000   $         --
Noncurrent assets             --        285,000
                    ------------   ------------

                    $    139,000        285,000
                    ============   ============

During the years ended September 30, 1999 and 1998, the Company recorded a valuation allowance of $632,000 and $684,000, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 1999 or 1998.

Loss carryforwards for tax purposes of approximately $690,000 (federal) and $1,465,000 (Colorado) as of September 30, 1999 expire beginning in the year ended September 30, 2014.

NOTE 7.  STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION

The Company has reserved 2,200,000 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the "Plan"). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 1999, 1,456,230 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.15 to $0.42 per share and vest ratably over a five-year period. Options for the purchase of 769,984 shares were vested at September 30, 1999. Options for the purchase of 150,260 shares were exercised during the year ended September 30, 1999. Options for the purchase of 593,510 shares, issued in fiscal years 1994 through 1998, were canceled in January and February 1999.

Summarized information for all options is as follows for the years ended September 30:

                                                        1999                              1998
                                           ----------------------------     ----------------------------
                                                             WEIGHTED                          Weighted
                                                             AVERAGE                            Average
                                                             EXERCISE                          Exercise
         Outstanding                           OPTIONS        PRICE             Options         Price
                                           --------------  ------------     ---------------  -----------
         Beginning of year                      2,200,000       $ 0.25            1,860,000      $ 0.25
         Granted                                        -                           440,000      $ 0.25
         Exercised                               (150,260)      $ 0.15                   --
         Cancelled                               (593,510)      $ 0.23             (100,000)     $ 0.28
                                           --------------                   ---------------
         End of year                            1,456,230       $ 0.27            2,200,000      $ 0.25
                                           ==============                   ===============

         Exercisable at end of year               769,984       $ 0.28              921,612      $ 0.24
                                           ==============                   ===============

         Options available for grant              593,510                                --
                                           ==============                   ===============



The following table summarizes information about the options outstanding at September 30, 1999.

                                            Remaining     Average                    Average
              Range of          Number     Contractual    Exercise      Number      Exercise
          Exercise Prices    Outstanding       Life       Price      Exercisable      Price
          ---------------    -----------   -----------    --------   ------------  ----------
          $ 0.15 - $ 0.25        895,000          7.9       $ 0.18       411,000      $0.16
          $ 0.40 - $ 0.42        561,230          7.2       $ 0.40       358,984      $0.40
                             -----------                             -----------
                               1,456,230          7.6       $ 0.27       769,984      $0.28
                             ===========                             ===========


In January 1994, the Company granted its majority stockholder a warrant to purchase 2,000,000 shares of the Company's common stock at $1 per share through January 2004. The warrant was issued as consideration for the stockholder's financial accommodations and guarantees of over $9,000,000 in Company debt.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 7.  STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION (CONTINUED)

In December 1993, December 1994 and November 1995, the Company granted warrants to purchase 960,000 common shares in conjunction with the terms of a note payable to an individual. A warrant to purchase 480,000 common shares expired in December 1998. The remaining warrants to purchase 480,000 common shares have an exercise price of $0.75 per common share and expire between December 1999 and November 2000.

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

                                                                             1999                 1998
                                                                          ----------          ------------
         Net income (loss) - as reported                                  $(969,553)          $(2,454,141)
         Net income (loss) - pro forma                                    $(983,261)          $(2,484,089)

         Basic earnings per share - as reported                             $ (0.04)              $ (0.10)
         Basic earnings per share - pro forma                               $ (0.04)              $ (0.10)
         Diluted earnings per share - pro forma                             $ (0.04)              $ (0.10)
         Diluted earnings per share - pro forma                             $ (0.04)              $ (0.10)

No options were granted in fiscal year 1999. The fair value of each option granted in fiscal year 1998 was estimated using the following assumptions for the Black-Scholes option-pricing model: (i) no dividends, (ii) expected volatility of 30%, (iii) risk free interest rate averaging 5.25% for 1998, and
(iv) the expected average life of 5 years. The weighted average fair value of the options granted in 1998 was $0.07. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 31, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

Concurrent with the cancellation of stock options for 233,770 shares of common stock in February, 1999, the Company granted stock bonuses for 187,016 shares of common stock valued at $12,764.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 8.  RELATED PARTY TRANSACTIONS

Rent expense to a company controlled by the Company's majority stockholder totaled $31,172 and $31,172 for 1999 and 1998, respectively, for an office space lease that is leased month-to-month.

Interest expense including capitalized interest relating to notes payable to the majority stockholder and a company controlled by the majority stockholder was $1,087,221 and $394,278 for the years 1999 and 1998, respectively.

NOTE 9.  CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 10.  COMMITMENTS

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

Bayfront shall have a right of first refusal to extend the Extension Term, if exercised, for one additional five year term provided the Trust in its sole discretion has determined to permit the continued used of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement caused by Bayfront Ventures. The Use Agreement provides that Bayfront Ventures shall pay the Trust annual fees as follows: $400,000 in year one, $450,000 in years 2 and 3, and $475,000 in year 4 and 5. In addition, as of September 30, 1999, Bayfront Ventures has provided a $950,000 irrevocable letter of credit for the benefit of the Trust to secure the payment of the annual fees for the third and fourth years of the Use Agreement.

The letter of credit is secured by the personal guarantee of the majority stockholder and a mortgage on certain real estate owned by a company controlled by the majority stockholder. The Company was required to pay a fee of $350/day for so long as the real estate is collateral for the letter of credit. Interest and financing costs include $127,500 and $114,634 for the years ended September 30, 1999 and 1998, respectively. Included in accrued interest is $145,500 and $114,634 at September 30, 1999 and 1998, respectively. As of October 1, 1999 the annual fee was amended to $28,500 per year for as long as the real estate is collateral for the letter of credit. Bayfront Ventures is required to provide a letter of credit throughout the term of the Use Agreement, in an amount equal to the next two years' annual fees.

Leases:

The Company has several noncancelable operating leases, primarily for dock and casino property, that expire over the next five years. These leases generally contain renewal options for periods ranging one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during the years ended September 30, 1999 and 1998 was $944,200 and $447,302, respectively.

The future aggregate minimum lease payments as of September 30, 1999 are as follows:

Fiscal year ending:
   2000                                                $       896,000
   2001                                                        857,000
   2002                                                        812,000
   2003                                                        820,000
   2004                                                        831,000
                                                       ---------------
                                                       $     4,216,000
                                                       ===============

The casino lease also requires the Company to pay additional rent based on a percentage of adjusted net gaming revenue of Golden Gates Casino as set forth in the casino lease agreement which was approximately $118,000 and $110,000 for September 30, 1999 and 1998, respectively. Base rental payments under the agreement are included in the minimum lease payments above.

Retirement Plan:

The Company has a defined contribution 401(k) profit sharing plan covering substantially all eligible employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $16,765 and $12,816 during the years ended September 30, 1999 and 1998, respectively.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 11.  CONTINGENCIES

Association for Disabled Americans, Inc., Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz and Jorge Luis Rodriguez v. Concorde Gaming Corporation and Goldcoast Entertainment Cruises, Inc. (United States District Court for the Southern District of Florida, Miami Division, Civil Action No. 99-1056). On April 15, 1999, the Association for Disabled Americans, Inc., et. al, filed suit against the Company and Goldcoast (the "Defendants") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claim, in part, that the Defendants have discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the Princesa and that the Defendants have failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining the Defendants from continuing its alleged discriminatory practices, ordering the Defendants to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorney's fees, costs and expenses incurred. The Company intends to vigorously defend this action.

The Internal Revenue Service ("IRS") has audited the income tax returns for fiscal years 1995 and 1994. The IRS has proposed adjustments relating to the contract termination costs related to third party financing for the Management Agreement deducted by the Company in the 1994 return. The IRS proposes that these costs be amortized over the life of the Management Agreement, rather than expensed in 1994. The deficiency notice issued shows tax liabilities of approximately $74,700 for 1994 and $379,200 for 1995, before interest. The amortization of the contract termination costs would result in tax overpayments in fiscal years 1996 and 1997, which would result in reducing the deficiencies for 1994 and 1995 to approximately $67,000 of tax and approximately $62,000 of interest. Management believes that adequate provision for income taxes and interest has been made in the financial statements. No penalties are presently being assessed and the IRS has not computed any interest due since fiscal years 1996 through 1998 have tax payments that would be applied to these deficiencies.

In August 1997, the Company acquired an 80% interest in Bayfront Ventures, a Florida joint venture. The acquisition was accounted for as a purchase and the operating results of the business have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of this business was an initial payment of $650,000 and future consideration equal to 2% of Bayfront Venture's gaming win per operating year for each of the first three operating years. The future payments will be a minimum of $175,000 but not greater than $400,000. Once the actual payment is determined for each of the first three operating years, the amount will be recorded as goodwill and amortized using the straight-line method over the remaining term of the dock lease. In 1999, additional goodwill of $175,000 has been recorded. The $650,000 initial purchase price includes $355,000 of intangible dock lease rights and is being amortized over the term of the dock lease (10 years). The joint venture also has entered into an agreement to lease dock space requiring annual payments ranging from $400,000 to $475,000.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 11.  CONTINGENCIES (CONTINUED)

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

In October 1997, the Company entered into a parking garage agreement for the purpose of constructing a parking garage adjacent to Golden Gates Casino. This agreement requires the Company to contribute land with a book value of $1,097,080 to a third party. The Company has no additional commitments relating to the construction of the parking garage. Contribution of this land is contingent upon performance of contractual obligations by the third party as set forth in the parking garage agreement. Once the parking garage is completed, the parties to the parking garage agreement have agreed to enter into a Condominium Declaration whereby each will receive a unit in said condominium. The Company anticipates the parking garage will be completed by March 2000.

NOTE 12.  DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

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

Management estimates that the loan receivable and long-term debt approximate fair value as they generally include variable interest rates and/or because of the short term nature of the notes receivable and payable.

It was not practicable to estimate the fair value of the note payable to the Company's majority stockholder. The stockholder has waived the right to demand payment of the note for a period of fifteen months.

NOTE 13.  SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different technology and marketing strategies.

There are two reportable segments: the Casino Princesa and Golden Gates Casino. The Casino Princesa is an offshore gaming vessel which sails out of Miami, Florida. The Golden Gates Casino is located in Black Hawk, Colorado.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. The interest expense of each segment is specifically identifiable to debt directly incurred to acquire the segment's assets. No intercompany allocations or intersegment sales and transfers have been made.

Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Financial information in $1,000's with respect to the reportable segments is as follows:

                                   CASINO PRINCESA              GOLDEN GATES                 TOTAL
                                  1999         1998          1999         1998         1999         1998
                               ----------   ----------    ----------   ----------   ----------   ----------
Revenues
  Casino                       $   13,763   $       --    $    4,252   $    3,948   $   18,015   $    3,948
  Food and beverage                 1,778           --           166          294        1,944          294
  Other income                      1,708           --            47           17        1,755           17
                               ----------   ----------    ----------   ----------   ----------   ----------

   Gross revenues                  17,249           --         4,465        4,259       21,714        4,259
  Less:
  Promo allowances                  2,604           --            76           94        2,680           94
                               ----------   ----------    ----------   ----------   ----------   ----------

   Net revenues                    14,645           --         4,389        4,165       19,034        4,165
                               ----------   ----------    ----------   ----------   ----------   ----------


Costs and expenses
  Casino                            4,174           --         2,632        2,542        6,806        2,542
  Food and beverage                 1,330           --           178          192        1,508          192
  Selling, general
   and administrative               5,914           --         1,001          664        6,915          664
  Preopening costs                    718        1,391            --           --          718        1,391
  Management fees                     368          260            --           --          368          260
  Depreciation/amortization           660           --           271          240          931          240
  Loss on sale of equipment            --           --            75            3           75            3
  Interest expense                  1,016           --            56           59        1,072           59
                               ----------   ----------    ----------   ----------   ----------   ----------

    Total costs and expenses
                                   14,180        1,651         4,213        3,700       18,393        5,351
                               ----------   ----------    ----------   ----------   ----------   ----------

Segment profit (loss)          $      465   $   (1,651)   $      176          465   $      641   $   (1,186)
                               ==========   ==========    ==========   ==========   ==========   ==========

Segment assets                 $   13,261   $   10,234    $    3,337   $    3,679   $   16,598   $   13,913
                               ==========   ==========    ==========   ==========   ==========   ==========

Expenditure for segment
  assets                       $      231   $    9,916    $      188   $      282   $      419   $   10,198
                               ==========   ==========    ==========   ==========   ==========   ==========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 13.  SEGMENT INFORMATION (CONTINUED)

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                      1999            1998
                                                  ------------    ------------
REVENUE

Segment net revenue                               $     19,034    $      4,165
   Other                                                    --              62
                                                  ------------    ------------
Consolidated net revenue                          $     19,034    $      4,227
                                                  ============    ============

PROFIT

Total profit (loss) of reportable segments        $        641    $     (1,186)
                                                  ------------    ------------

  Unallocated amounts:
    Income
         Interest income                                    34              19
         Other                                              84              19
                                                  ------------    ------------
             Total income items                            118              38
                                                  ------------    ------------
    Expense
         General and administrative                        780             774
         Business development                                4             175
         Other                                              66             119
         Corporate interest                                979             264
                                                  ------------    ------------
             Total expense items                         1,829           1,332
                                                  ------------    ------------
Consolidated net (loss) before income taxes and
  cumulative effect of accounting change          $     (1,070)   $     (2,480)
                                                  ============    ============

ASSETS

Assets of reportable segments                     $     16,598    $     13,913
Unallocated intangibles                                    284             319
Corporate cash and other                                    89             179
Corporate property and equipment                           296             309
Property held for sale                                      --             168
Deferred income taxes                                      239             350
Corporate income taxes refund claim                        189              --
                                                  ------------    ------------
  Consolidated assets                             $     17,695    $     15,238
                                                  ============    ============

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 14.   SUBSEQUENT EVENTS:

In November 1999, the Company and BHL Capital signed a promissory note for advances up to $1,000,000 (the "BHL Line of Credit") which will provide the Company with a line of credit to meet its working capital needs. The BHL Line of Credit is due one year and one day after demand, with interest due on demand and at the rate of 18% per annum. The Company has not drawn on the BHL Line of Credit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONCORDE GAMING CORPORATION



December 21, 1999                  By:  /s/ Jerry L. Baum
                                       -----------------------------------------
                                         Jerry L. Baum, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Bruce H. Lien                     Chairman of the Board                 December 21, 1999
------------------------------        of Directors
Brustuen "Bruce" H. Lien

/s/ Jerry L. Baum                     President, Chief Executive            December 21, 1999
------------------------------        Officer and Director
Jerry L. Baum

/s/ Deanna B. Lien                    Director                              December 21, 1999
------------------------------
Deanna B. Lien

/s/ Robert Drew                       Director of Finance,                  December 21, 1999
------------------------------        Principal Accounting
Robert Drew                           Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.     DESCRIPTION
        -----------     -----------
            3.1         Amended and Restated Articles of Incorporation.(1)

            3.2         Third Amended and Restated Bylaws.(1)

            10.1*       1992 Performance Stock Option Plan.(2)

            10.2        Indemnification Agreement between the Company and Bruce
                        H. Lien.(1)

            10.3        Lease between Elevation 8000+ and Concorde Cripple
                        Creek, Inc. dated July 21, 1997.(3)

            10.4        Agreement dated August 5, 1997, by and between Leo
                        Equity Group, Inc. and Concorde Gaming Corporation.(3)

            10.5        Use Agreement dated June 25, 1997, by and between Casino
                        Princesa and Bayfront Park Management Trust.(3)

            10.6 Joint Venture Agreement dated August 27, 1997, by and between Concorde Gaming Corporation and Goldcoast
                        Entertainment Cruises, Inc.(3)

            10.7 Vessel Construction Agreement dated August 26, 1997, by and between Keith Marine, Inc. and Casino Princesa.(3)

            10.8        Waiver Agreement dated March 20, 1998, by and between
                        Goldcoast Entertainment Cruises, Inc. and Concorde
                        Gaming Corporation.(3)

            10.9        Option Agreement dated April 20, 1998 between Concorde
                        Gaming Corporation and Bruce H. Lien.(3)

            10.10 Promissory Note in the aggregate principal amount of $3,000,000 executed by Concorde Gaming Corporation and
                        BHL Capital Corporation.(3)

            10.11 Loan Agreement between Princesa Partners and the lenders named therein dated as of October 22, 1998.(4)

            10.12       Servicing and Intercreditor Agreement between Princesa
                        Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(4)

            10.13       Security Agreement between Princesa Partners, Casino
                        Princesa and the lenders named therein dated as of October 22, 1998.(4)

            10.14 Guaranty, Subordination Agreement, Security Agreement and Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(4)

        EXHIBIT NO.     DESCRIPTION
        -----------     -----------
            10.15       First Preferred Ship Mortgage by Princesa Partners in
                        favor of The National City Bank of Evansville,
                        individually and as agent for certain lenders, dated as
                        of October 15, 1998.(4)

            10.16 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(4)

            10.17       Princesa Partners Joint Venture Agreement between
                        Goldcoast Entertainment Cruises, Inc. and Conami, Inc.
                        dated as of October 22, 1998.(4)

            10.18 Promissory Note to the order of BHL Capital Corporation in the principal amount of $5,000,000 dated November 13, 1998.(4)

            10.19       First Amendment to Lease between Concorde Cripple Creek
                        and Elevation 8000+ LLC, dated as of January 1, 1999.
                        (5)

            10.20       Loan Agreement between Concorde Cripple Creek, Inc. and
                        BNC National Bank of Minnesota, dated as of May 21,
                        1999. (6)

            10.21       Security Agreement between Concorde Cripple Creek, Inc.
                        and BNC National Bank of Minnesota, dated as of May 21,
                        1999.(6)

            10.22       Guaranty Agreement between the Company and BNC National
                        Bank of Minnesota, dated as of May 21, 1999. (6)

            10.23       Waiver of Interest, Assignment of Lease and Agreement
                        Concerning Assumption of Lease among Concorde Cripple
                        Creek, Inc., BNC National Bank of Minnesota, and
                        Elevation 8000+ LLC, dated May 21, 1999. (6)

            10.24       Short-Term Revolving Note to the order of BNC National
                        Bank dated May 21, 1999. (6)

            10.25 Term Note to the order of BNC National Bank of Minnesota dated May 21, 1999. (6)

            16          Letter re Change in Certifying Accountant.(7)

            21          Subsidiaries of the Registrant.(4)

            23          Consent of Independent Auditors'.(+)

            27          Financial Data Schedule.(+)

------------------------------------
(+)  Filed herewith

* Indicates an exhibit that consists of or includes a management contract or compensatory plan or arrangement.
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995 (File No. 0-8698) and incorporated herein by this reference.
(2) Previously filed with the Securities and Exchange Commission by the Company on September 24, 1992 as Exhibit 10 to the Registration Statement on Form S-8, (File No. 33-52388) and incorporated herein by this reference.
(3) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1997 (File No. 0-8698) and incorporated herein by this reference.
(4) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 1998 (File No. 0-8698) and incorporated herein by this reference.
(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998 (File No. 0-8698) and incorporated herein by this reference.
(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-8698) and incorporated herein by this reference.
(7) Previously filed with the Securities and Exchange Commission by the Company as an exhibit to its Current Report on Form 8-K dated August 25, 1998 and incorporated herein by this reference.