Form 10QSB
period 1999-12-31
CONCORDE GAMING CORP
filed 2000-02-07
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, February 7, 2000 there were 24,020,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   Page No.
                                                                               --------
         Consolidated Balance Sheet at December 31, 1999 (unaudited)                  1

         Consolidated Statements of Operations for                                    3
           Three Months Ended December 31, 1999 and 1998 (unaudited)

         Consolidate Statements of Stockholders' Equity for

           Three Months Ended December 31, 1999 and 1998 (unaudited)                  4

         Consolidated Statements of Cash Flows for                                    5
           Three Months Ended December 31, 1999 and 1998 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                       6


Item 2. Management's Discussion and Analysis of Financial                             8
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             12

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

 ASSETS
----------------------------------------------------------------------------------------------------------
 Current assets
      Cash and cash equivalents                                                               $ 1,573,513
      Current maturities of loan receivable                                                        31,667
      Trade receivables , less allowance for uncollectable
         accounts, $112,407 in 1999 and $7,503 in 1998                                            544,228
      Inventory                                                                                    76,735
      Prepaid expenses
         Dock lease                                                                               337,500
         Other                                                                                    432,895
      Deferred income taxes                                                                       139,000
                                                                                              -----------
                     TOTAL CURRENT ASSETS                                                       3,135,538
                                                                                              -----------
 Investments and long-term receivables
      Loan receivable from related party                                                           55,417
      Other                                                                                       201,896
                                                                                              -----------
                                                                                                  257,313
                                                                                              -----------
 Property and equipment
      Land                                                                                      1,097,080
      Vessel                                                                                    8,110,267
      Gaming equipment, fixtures and furniture                                                  3,786,077
      Vehicles                                                                                     41,320
      Leasehold improvements                                                                      253,787
                                                                                              -----------
                                                                                               13,288,531
      Less accumulated depreciation and amortization                                           (1,285,635)
                                                                                              -----------
                                                                                               12,002,896
                                                                                              -----------
 Intangibles and other
      Dock rights, net                                                                            275,134
      Other, principally goodwill, net                                                            730,967
      Deferred financing costs, net                                                               280,832
                                                                                              -----------
                                                                                                1,286,933
                                                                                              -----------

                                                                                              $16,682,680
                                                                                              ===========


 See Notes to Consolidated Financial Statements.

 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
 Current liabilities
      Current maturities of long-term debt                                                    $   904,971
      Accounts payable                                                                            380,454
      Accrued expenses
         Payroll and payroll taxes                                                                257,566
         Accrued interest                                                                          74,473
         Other                                                                                    825,573
      Income taxes payable                                                                        111,011
                                                                                              -----------
               TOTAL CURRENT LIABILITIES                                                        2,554,048
                                                                                              -----------

 Long-term debt, less current maturities                                                        7,732,411
                                                                                              -----------

 Note payable to related party                                                                  5,234,310
                                                                                              -----------

 Stockholders' equity
      Common stock,  par value $.01 per share, authorized
         500,000,000 shares; issued and outstanding 24,020,402
         at December 31, 1999 and 23,673,126 at December 31, 1998                                 240,204
      Preferred stock, par value $.01 per share, authorized
         standing at December 31, 1999 and 1998                                                         -
      Additional paid-in capital                                                                3,888,576
      Accumulated deficit                                                                      (2,966,869)
                                                                                              -----------
                                                                                                1,161,911
                                                                                              -----------

                                                                                              $16,682,680
                                                                                              ===========

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     1999                 1998
------------------------------------------------------------------------------------------------------------------
 Revenues
      Casino                                                                      $3,870,107          $ 2,761,894
      Food and beverage                                                              496,931              311,528
      Other                                                                          524,073              334,648
                                                                                  ----------          -----------
               GROSS REVENUES                                                      4,891,111            3,408,070
      Less: promotional allowance                                                    767,109              413,566
                                                                                  ----------          -----------
               NET REVENUES                                                        4,124,002            2,994,504
                                                                                  ----------          -----------

 Costs and expenses:
      Casino                                                                       2,413,872            1,231,708
      Food and beverage                                                              316,037              375,772
      Management fees, to minority partner, related party                            155,367               90,000
      Selling, general and administrative                                          1,349,203            1,449,639
      Depreciation and amortization                                                  250,555              254,284
      Pre-opening and start-up costs                                                       -              540,952
                                                                                  ----------          -----------
                                                                                   4,485,034            3,942,355
                                                                                  ----------          -----------

               LOSS FROM OPERATIONS                                                 (361,032)            (947,851)
                                                                                  ----------          -----------

 Other income (expense):
      Interest income                                                                 14,566               13,980
      Other income                                                                     4,324               11,512
      Interest expense and financing costs:
         Related parties                                                            (242,169)            (250,689)
         Other                                                                      (239,601)            (241,494)
                                                                                  ----------          -----------
                                                                                    (462,880)            (466,691)
                                                                                  ----------          -----------

               LOSS BEFORE INCOME TAXES                                             (823,912)          (1,414,542)

 Federal and state income tax benefit                                                      -             (108,300)
                                                                                  ----------          -----------

               NET LOSS                                                           $ (823,912)         $(1,306,242)
                                                                                  ==========          ===========


 Basic and diluted loss per share:                                                $    (0.03)         $     (0.06)
                                                                                  ==========          ===========


 See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Retained
                                                                                     Additional        earnings
                                                       Number            Common        paid-in       (accumulated
                                                      of shares           stock        capital         deficit)         Total
--------------------------------------------------------------------------------------------------------------------------------
 Balance September 30, 1998                           23,673,126         236,731      3,855,246       (1,173,404)     2,918,573
     Net loss                                                  -               -              -       (1,306,241)    (1,306,241)
                                                      ----------        --------     ----------      -----------    -----------

 Balance December 31, 1998                            23,673,126    $    236,731  $   3,855,246  $    (2,479,645) $   1,612,332
                                                      ----------        --------     ----------      -----------    -----------

     Net loss                                                  -               -              -          336,688        336,688
     Issuance of 140,260 shares of common
        stock relating to stock options exercised        140,260           1,403         19,636                -         21,039
     Issuance of 187,016 shares of common
        stock relating to stock bonuses                  187,016           1,870         10,894                -         12,764
     Issuance of 10,000 shares of common
        stock relating to stock options exercised         10,000             100          1,400                -          1,500
                                                      ----------        --------     ----------      -----------    -----------

 Balance September 30, 1999                           24,010,402    $    240,104  $   3,887,176  $    (2,142,957) $   1,984,323
                                                      ----------        --------     ----------      -----------    -----------

     Net loss                                                  -               -              -         (823,912)      (823,912)

     Issuance of 10,000 shares of common
        stock relating to stock options exercised         10,000             100          1,400                -          1,500
                                                      ----------        --------     ----------      -----------    -----------

 Balance December 31, 1999                            24,020,402        $240,204     $3,888,576      $(2,966,869)   $ 1,161,911
                                                      ==========        ========     ==========      ===========    ===========






 See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      1999              1998
-----------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
      Net (loss)                                                                      $ (823,912)    $(1,306,242)
      Adjustments to reconcile net (loss) to net cash flows
         provided by (used in) operating activities:
            Note payable incurred for payment of accrued interest                         76,557               -
            Depreciation and amortization                                                250,555         254,284
            Provision for doubtful accounts                                                9,662               -
            Change in assets and liabilities:
               Decrease (increase) in trade receivables                                  294,736         (66,573)
               Decrease (increase) in prepaid expenses and inventory                      37,099        (621,216)
               Increase (decrease) in accounts payable and accrued expenses              208,234      (2,068,842)
               Increase (decrease) in income taxes payable                               111,011         (57,872)
                                                                                      ----------     -----------
                     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 163,942      (3,866,461)
                                                                                      ----------     -----------

 Cash flows from investing activities:
      Purchase of property and equipment                                                 (66,629)       (347,562)
      Purchase of intangibles                                                            (43,750)              -
      Principal payments on loan receivable from related party                             7,916               -
      Decrease (increase) in other assets                                                 31,237        (349,779)
                                                                                      ----------     -----------
                     NET CASH (USED IN) INVESTING ACTIVITIES                             (71,226)       (697,341)
                                                                                      ----------     -----------

 Cash flows from financing activities:
      Net change in short-term borrowings, related parties                                     -         (75,500)
      Proceeds from long-term borrowings:
         Related parties                                                                 150,000       1,775,000
         Other                                                                                 -       9,991,097
      Principal payments on long-term borrowings, other                                 (216,340)     (6,242,622)
      Principal payments on long-term borrowings, related parties                       (519,703)              -
                                                                                      ----------     -----------
                     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (586,043)      5,447,975
                                                                                      ----------     -----------

                     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (493,327)        884,173
 Cash and cash equivalents:
 Beginning                                                                             2,066,840         714,764
                                                                                      ----------     -----------

 Ending                                                                               $1,573,513     $ 1,598,937
                                                                                      ==========     ===========


 Supplemental Disclosures of Cash Flow Information
      Cash payments for:
         Interest                                                                     $  548,040      $  693,064
         Income taxes                                                                          -               -

 Supplemental Schedule of Noncash Investing and Financing Activities
      Acquisition of property and equipment by incurring accounts payable                      -          43,380


 See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1999 included in the Company's 1999 Annual Report on Form 10-KSB.

         Earnings Per Share

                                                     Three Months Ended                          Three Months Ended
                                                      December 31, 1999                          December 31, 1998
                                          -----------------------------------------  -----------------------------------------
                                             Loss            Shares         Loss        Loss             Shares        Loss
                                          (numerator)     (denominator)   Per Share  (numerator)      (denominator)  Per Share
                                          -----------     -------------   ---------  -----------      -------------  ---------
         Basic EPS
                                           ---------                       ------    -----------                       ------
             Net loss                      ($823,912)       24,020,402     ($0.03)   ($1,306,242)       23,673,126     ($0.06)
                                           =========                       ======    ===========                       ======
         Effect of dilutive securities
             Options                                          -                                           -
         Diluted EPS
                                           ---------        ----------     ------    -----------        ----------     ------
             Net loss plus assumed
               conversion of options       ($823,912)       24,020,402     ($0.03)   ($1,306,242)       23,673,126     ($0.06)
                                           =========        ==========     ======    ===========        ==========     ======

(2)      Obligations to Bayfront Ventures

         In October, 1998, Princesa Partners entered into a Loan Agreement and Security Agreement with a group of lenders, which provided $8,400,000 in financing for the Princesa, related equipment and working capital (the "Vessel Loan"). The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Bruce Lien, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.375% with interest only payments through January 1999. Monthly payments of $130,258, including interest, commence February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

(3)      Segment Information

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

         Financial information in $1,000's with respect to the reportable segments is as follows:

                                               Casino Princesa      Golden Gates           Total
                                               1999       1998     1999      1998      1999      1998
                                              ---------------------------------------------------------
 Revenues
    Casino                                    $3,021     $1,659    $849     $1,103    $3,870    $ 2,762
    Food and beverage                            474        244      23         68       497        312
    Other                                        507        325      17         10       524        335
                                              ------    -------    ----     ------    ------    -------
       Gross revenues                          4,002      2,228     889      1,181     4,891      3,409
    Less promotional allowance                   751        392      16         22       767        414
                                              ------    -------    ----     ------    ------    -------
       Net revenues                            3,251      1,836     873      1,159     4,124      2,995
                                              ------    -------    ----     ------    ------    -------

 Cost and expenses
    Casino                                     1,837        565     577        667     2,414      1,232
    Food and beverage                            290        311      27         65       317        376
    Management fees                              155         90       -          -       155         90
    Selling, general and administrative          914      1,009     208        250     1,122      1,259
    Depreciation and amortization                165        176      70         58       235        234
    Pre-opening and start-up costs                 -        541       -          -         -        541
    Interest expense                             220        260      20         13       240        273
                                              ------    -------    ----     ------    ------    -------
       Total costs and expenses                3,581      2,952     902      1,053     4,483      4,005
                                              ======    =======    ====     ======    ======    =======
    Segment profit (loss)                     $ (330)   $(1,116)   $(29)    $  106    $ (359)   $(1,010)
                                              ======    =======    ====     ======    ======    =======

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                               1999                1998
                                                              --------------------------
 REVENUES
 Segment net revenue                                          $4,124             $ 2,995
    Other                                                          -                   -
                                                              ------             -------
 Consolidated net revenue                                      4,124               2,995
                                                              ======             =======

 PROFIT
    Total loss of reportable segments                         $ (119)            $  (737)
       Unallocated amounts:
         Income                                                                     (824)
           Interest income                                        15                  14
           Other                                                   3                  12
                                                              ------             -------
             Total income items                                   18                (798)
                                                              ------             -------

         Expense
           General and administrative                            226                 192
           Business development                                    -                   -
           Other                                                  15                  20
           Corporate interest                                    482                 492
                                                              ------             -------
             Total expense items                                 723                 704
                                                              ------             -------

 Consolidated net loss before income taxes                    $ (824)            $(2,239)
                                                              ======             =======

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

OVERVIEW

         Concorde Gaming Corporation (the "Company"), through a wholly-owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly-owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises") and Conami, Inc., a Florida corporation ("Conami") owns an 80% interest in two joint ventures, Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa") and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operate an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. Concorde Cruises owns an 80% interest in Casino

Princesa and Conami owns an 80% interest in Princesa Partners. Princesa Partners owns the Princesa and pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to the other joint venture, Bayfront Ventures, which does business as the "Casino Princesa". The Casino Princesa commenced operations in October, 1998.

         Prior to June 1997, the Company was primarily engaged in the operation of a video lottery route operation in South Dakota and prior to February 1997, the Company also managed the 4 Bears Casino and Lodge in North Dakota. The Company was incorporated as a Colorado corporation on September 1, 1976.

RESULTS OF OPERATIONS

Three Months ended December 31, 1999 Compared to Three Months ended December 31, 1998:

Revenues

         Net revenues increased 38% to $4,124,002 for the three months ended December 31, 1999, compared to $2,994,504 for the three months ended December 31, 1998.

     Casino Princesa

           Casino Princesa net revenues increased 77% to $3,251,540 for the three months ended December 31, 1999 as a result of increased passengers, compared to revenues of 1,835,630 for the three months ended December 31, 1998.

     Golden Gates

           Golden Gates net revenues decreased 25% to $872,462 for the three months ended December 31, 1999, compared to revenues of $1,158,874 for the three months ended December 31, 1998, primarily as a result of problems created arising from the use of the casino's parking lot as a construction staging area for the construction of a new covered parking structure. The temporary loss of parking for the casino's customers during the construction of the parking garage has adversely impacted customer flow and hence revenues.

Costs and Expenses

           Total costs and expenses increased 14% to $4,485,034 for the three months ended December 31, 1999, compared to $3,942,355 for the three months ended December 31, 1998.

      Casino Princesa

         Casino expenses for Casino Princesa were $1,836,695 for the three months ended December 31, 1999, compared to $564,720 for the Princesa's initial three months of operation ended December 31, 1998. The change in casino expenses can be effectively compared when pre-opening and start-up costs are added to the December 31, 1999 casino expenses ($564,720 + $540,952 = $1,105,672) The resulting comparison is a 66% increase in casino expenses over the comparable quarter. The increase in expenses was caused by the Casino Princesa operating on a full time basis. Food and beverage expenses for Casino Princesa decreased 7% to $289,577 for the three months ended December 31, 1999, compared to $311,227 for the Princesa's initial three months of operation ended December 31, 1998 due to operational efficiencies. Management fees to Goldcoast related to Casino Princesa, paid in accordance with the Joint Venture Agreement, were $155,367 for the three months ended December 31, 1999, compared to $90,000 for the three months ended December 31, 1998 as a result of increased revenue. Selling, general and administrative expenses were $914,545 for the three months ended December 31, 1999, compared to $1,009,330 for the three months ended December 31, 1998 due to establishment of systems for expense control within the organization. Depreciation and amortization decreased 6% to $165,345 for the three months ended December 31, 1999, compared to $176,445 for the three months ended December 31, 1998, primarily as a result of establishment of long term depreciation and capitalization guidelines for the Casino Princesa. Pre-opening and start-up costs, primarily related to Casino Princesa, were $0 for the three months ended December 31, 1999, compared to $540,952 for the three months ended December 31, 1998.

     Golden Gates

         Casino expenses for Golden Gates decreased 13% to $577,177 for the three months ended December 31, 1999, compared to $666,988 for the three months ended December 31, 1998, primarily due to the decrease in revenues. Food and beverage expenses decrease 59% to $26,460 for the three months ended December 31, 1999, compared to $64,545 for the three months ended December 31, 1998, primarily due to the restaurant being subleased and operated by a third party. Selling, general and administrative expenses decreased 17% to $207,330 for the three months ended December 31, 1999, compared to $249,718 for the three months ended December 31, 1998. The change is directly related to the decrease in revenues. Depreciation and amortization increased 20% to $70,084 for the three months ended December 31, 1999, compared to $58,297 for the three months ended December 31, 1998 primarily as a result of the acquisition of fixed assets.

         Other Income and Expense. Interest expense and financing costs to related parties decreased to $242,169 for the three months ended December 31, 1999, compared to $250,689 for the three months ended December 31, 1998. Other interest and financing costs decreased to $239,601 for the three months ended December 31, 1999, compared to $241,494 for the three months ended December 31, 1998.

         Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $0 for the three months ended December 31, 1999, compared to a benefit of $108,300 for the three months ended December 31, 1998. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,573,513 at December 31, 1999, compared to $2,066,840 at September 30, 1998, a decrease of $493,327.

         During the three months ended December 31, 1999, the Company provided cash flow from operating activities of $163,942, compared to cash used of $3,866,461 during the three months ended December 31, 1998.

         Investing activities used cash of $71,226 during the three months ended December 31, 1999, compared to $697,341 during the three months ended December 31, 1998. The Company used $66,629 during the three months ended December 31, 1999 for the acquisition of property and equipment, compared to $347,562 during the three months ended December 31, 1998.

         Financing activities used cash of $586,043 during the three months ended December 31, 1999, compared to cash provided of $5,447,975 during the three months ended December 31, 1998. Long-term borrowings from related parties provided $150,000 for the three months ended December 31, 1999, compared to $1,775,000 for the three months ended December 31, 1998. Long-term borrowings from other sources provided $0 during the three months ended December 31, 1999, compared to $9,991,097 during the three months ended December 31, 1998. Short-term borrowings with related parties were reduced by $0 during the three months ended December 31, 1999, while short-term borrowings with related parties were reduced by $75,500 during the three months ended December 31, 1998. Principal payments on long-term debt with related parties were $519,703 for the three months ended December 31, 1999, compared to $0 for the three months ended December 31, 1998. Principal payments on long-term debt from other sources were $216,340 during the three months ended December 31, 1999, compared to $6,242,622 during the three months ended December 31, 1998.

Future Operations

         The Company's ability to meet its working capital requirements is dependent, in part, upon the future operations of the Casino Princesa, which commenced operations in October 1998. On February 3, 2000, the Casino Princesa closed on a $500,000 line of credit from The National City Bank of Evansville, Indiana. Advances made on this line of credit will incur interest at prime plus one percent. This line of credit is secured by the separate guarantees of Princesa Partners and the Company, in addition to a security interest in furniture, fixtures and equipment pursuant to a security agreement Princesa Partners and Casino Princesa and a preferred ship mortgage on the Princesa with Princesa Partners. The Company believes that cash flow from the Casino Princesa and the Golden Gates Casino combined with its existing financing arrangements and the $500,000 line of credit will be sufficient to meet its current working capital requirements.

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

o The Company has incurred a significant amount of indebtedness and, although the Company's cash flow from operations is currently sufficient to fund debt service related thereto, it can give no assurances that future cash flow from operations will continue to be sufficient to fund debt service.

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

o The Company operates in a very competitive environment, particularly in Colorado. The growth in the number of slot machines inventory in Black Hawk, Colorado, which is expected to increase substantially in 2000, and the spread of legalized gaming in other states and countries, could negatively affect our operating results.

o The Company's gaming operations in Colorado are highly regulated by governmental authorities. Changes in applicable laws or regulations could have a significant effect on our operations.

o The day cruise industry in Florida is not currently subject to regulation by the state of Florida. However, the Florida Attorney General has filed suit against one day cruise operator seeking to require it to eliminate its slot machines, blackjack, dice and roulette tables. If successful, the Florida Attorney General may file or seek to file suit against other day cruise operators operating out of Florida. If the Florida Attorney General's efforts are successful this could have a material adverse effect on the operations of the Casino Princesa.

o The Company's gaming operations are subject to weather related seasonal fluctuations. Revenues and cash flow of both the Colorado and Florida operations are generally better during the Company's third and fourth quarters when weather and travel conditions are generally most favorable.

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

o The operation and passenger count of the Casino Princesa is directly affected by weather conditions. Rain, high seas caused by winds, hurricanes and tropical storms adversely affect daily passenger counts and may cause the cancellation of day cruises.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 15, 1999, the Association for Disabled Americans, Inc., The Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz, Jorge Luis Rodriquez, Ernst Rosenkrantz and Robert Cohen filed a lawsuit against the Company and Goldcoast in the United States District Court for the Southern District of Florida alleging violations of the Americans with Disabilities Act (the "ADA") with respect to the Princesa and the facilities at which the Princesa docks. The lawsuit seeks injunctive relief including an order requiring modifications to the Princesa and the docking facilities to comply with the ADA, and the closure of the Princesa and the docking facilities until such modifications are complete. Although the Company intends to defend the lawsuit vigorously, the impact, if any, of the lawsuit on the Company cannot at this time be determined. The parties believe this matter will be ready for trial in October 2000 if the matter cannot be settled. The parties are currently in settlement negotiations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

       Exhibit No.                       Description
       -----------                       -----------
         10.1*       Preferred Ship Mortgage dated January 19, 2000 by Princesa
                     Partners in favor of The National City Bank of Evansville.

         10.2*       Loan Agreement dated January 18, 2000 between Bayfront
                     Ventures and The National City Bank of Evansville for a
                     $500,000 line of credit.

         10.3*       Security Agreement dated January 18, 2000 between Bayfront
                     Ventures and Princesa Partners in favor of The National
                     City Bank of Evansville.

         10.4*       Revolving Promissory Note dated January 18, 2000 payable by
                     Bayfront Ventures to The National Bank of Evansville.

         10.5* Guaranty dated January 18, 2000 made by Princesa Partners for the benefit of The National Bank of Evansville.

         10.6*       Guaranty dated January 18, 2000 made by Concorde Gaming
                     Corporation for the benefit of The National Bank of Evansville.

         27*         Financial Data Schedule.


----------------
* Filed herewith.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCORDE GAMING CORPORATION

Date: February 7, 2000                 By: /s/ Jerry L. Baum
                                          --------------------------------------
                                       Jerry L. Baum, Chief Executive Officer

                                  Exhibit Index

       Exhibit No.                       Description
       -----------                       -----------
         10.1*       Preferred Ship Mortgage dated January 19, 2000 by Princesa
                     Partners in favor of The National City Bank of Evansville.

         10.2*       Loan Agreement dated January 18, 2000 between Bayfront
                     Ventures and The National City Bank of Evansville for a
                     $500,000 line of credit.

         10.3*       Security Agreement dated January 18, 2000 between Bayfront
                     Ventures and Princesa Partners in favor of The National
                     City Bank of Evansville.

         10.4*       Revolving Promissory Note dated January 18, 2000 payable by
                     Bayfront Ventures to The National Bank of Evansville.

         10.5* Guaranty dated January 18, 2000 made by Princesa Partners for the benefit of The National Bank of Evansville.

         10.6*       Guaranty dated January 18, 2000 made by Concorde Gaming
                     Corporation for the benefit of The National Bank of Evansville.

         27*         Financial Data Schedule.


----------------
* Filed herewith.