Form 10QSB/A
period 1999-12-31
CONCORDE GAMING CORP
filed 2000-05-22
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

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

         Financial information in $1,000's with respect to the reportable segments is as follows:

                                               Casino Princesa                Golden Gates                 Total
                                              1999          1998          1999          1998         1999          1998
                                            -------       -------       -------       -------      -------       -------
Revenues
   Casino                                   $ 3,021       $ 1,659       $   849       $ 1,103      $ 3,870       $ 2,762
   Food and beverage                            474           244            23            68          497           312
   Other                                        507           325            17            10          524           335
                                            -------       -------       -------       -------      -------       -------
      Gross revenues                          4,002         2,228           889         1,181        4,891         3,409
   Less promotional allowance                   751           392            16            22          767           414
                                            -------       -------       -------       -------      -------       -------
      Net revenues                            3,251         1,836           873         1,159        4,124         2,995
                                            -------       -------       -------       -------      -------       -------
Cost and expenses
   Casino                                     1,837           565           577           667        2,414         1,232
   Food and beverage                            290           311            27            65          317           376
   Management fees                              155            90            --            --          155            90
   Selling, general and administrative          914         1,009           208           250        1,122         1,259
   Depreciation and amortization                165           176            70            58          235           234
   Pre-opening and start-up costs                --           541            --            --           --           541
   Interest expense                             220           260            20            13          240           273
                                            -------       -------       -------       -------      -------       -------
      Total costs and expenses                3,581         2,952           902         1,053        4,483         4,005
                                            -------       -------       -------       -------      -------       -------
   Segment profit (loss)                    $  (330)      $(1,116)      $   (29)      $   106      $  (359)      $(1,010)
                                            =======       =======       =======       =======      =======       =======

The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

Segment net revenue                            $ 4,124       $ 2,995
   Other                                            --            --
                                               -------       -------
Consolidated net revenue                         4,124         2,995
                                               =======       =======

PROFIT
   Total loss of reportable segments           $  (359)      $(1,010)
      Unallocated amounts:
        Income
          Interest income                           15            14
          Other                                      3            12
                                               -------       -------
            Total income items                      18            26
                                               -------       -------

        Expense
          General and administrative               226           192
          Business development                      --            --
          Other                                     15            20
          Corporate interest                       242           219
                                               -------       -------
            Total expense items                    483           431
                                               -------       -------

Consolidated net loss before income taxes      $  (824)      $(1,415)
                                               =======       =======

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONCORDE GAMING CORPORATION


Date: May 22, 2000                     By: /s/ Jerry L. Baum
                                          ---------------------
                                          Jerry L. Baum, Chief Executive Officer