Form 10QSB
period 2000-03-31
CONCORDE GAMING CORP
filed 2000-05-22
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission File Number: 0-8698

                          CONCORDE GAMING CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

               COLORADO                                84-0716683
    ------------------------------                 -----------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                                3290 LIEN STREET
                         RAPID CITY, SOUTH DAKOTA 57709
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (605) 341-7738
                          ---------------------------
                          (Issuer's telephone number)

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, May 18, 2000 there were 24,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CONCORDE GAMING CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                      Page No.
                                                                                                                  --------
         Consolidated Balance Sheet at March 31, 2000 (unaudited)                                                      2

         Consolidated Statements of Operations for Three Months Ended March 31, 2000 and 1999
          and six months ended March 31, 2000 and 1999 (unaudited)                                                     4

         Consolidated Statements of Stockholders' Equity for
           Six Months Ended March 31, 2000 and 1999 (unaudited)                                                        5

         Consolidated Statements of Cash Flows for                                                                     6
           Six Months Ended March 31, 2000 and 1999 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                                                        7


Item 2. Management's Discussion and Analysis of Financial                                                             10
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                              16

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 2000 (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                          $  1,412,881
     Trade receivables, less allowance for uncollectible
        accounts                                                             430,999
     Inventory                                                                67,225
     Prepaid expenses
        Dock lease                                                           243,619
        Other                                                                368,790
     Income Tax Refund Claim                                                 139,000
                                                                        ------------
                     TOTAL CURRENT ASSETS                                  2,662,514
                                                                        ------------


Property and equipment

     Land                                                                  1,097,080
     Vessel                                                                9,508,131
     Gaming equipment, fixtures and furniture                              3,809,744
     Vehicles                                                                 45,319
     Leasehold improvements                                                  251,787
                                                                        ------------
                                                                          14,712,061
                                                                        ------------
     Less accumulated depreciation and amortization                       (1,490,840)
                                                                        ------------
                                                                          13,221,221
                                                                        ------------

Intangibles and other
     Dock rights, net                                                        266,260
     Other, principally goodwill, net                                      1,107,924
     Deferred financing costs, net                                           252,372
                                                                        ------------
                                                                           1,626,556

                                                                        $ 17,510,291
                                                                        ============

 See Notes to Consolidated Financial Statements.

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Notes Payable - Bank                                                                 $    200,000
      Current maturities of long-term debt                                                    1,040,779
      Note payable to related party                                                           7,165,906
      Accounts payable                                                                          218,500
      Accrued expenses
         Payroll and payroll taxes                                                              192,891
         Accrued interest                                                                        88,298
         Other                                                                                  777,341
      Income taxes payable                                                                       79,811
                                                                                           ------------
               TOTAL CURRENT LIABILITIES                                                      9,763,526
                                                                                           ------------

 Long-term debt, less current maturities                                                      7,366,749
                                                                                           ------------

 Stockholders' equity
      Common stock, par value $.01 per share, authorized
         500,000,000 shares; issued and outstanding 24,070,402
         at March 31, 2000                                                                      240,704
      Preferred stock, par value $.01 per share, 10,000 shares authorized
         no shares issued and outstanding at March 31, 2000                                          --
      Additional paid-in capital                                                              3,899,576
      Accumulated deficit                                                                    (3,760,264)
                                                                                           ------------
                                                                                                380,016
                                                                                           ------------
                                                                                           $ 17,510,291
                                                                                           ============

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS
 SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                                                              Three Months Ended March 31              Six Months Ended March 31
                                                                2000               1999                 2000                1999
                                                           ------------        ------------        ------------        ------------
 Revenues
   Casino                                                     4,220,083           3,991,449        $  8,090,190        $  6,753,343
   Food and beverage                                            621,542             431,667           1,118,473             743,195
   Other                                                        586,172             425,727           1,110,245             760,375
                                                           ------------        ------------        ------------        ------------
            GROSS REVENUES                                    5,427,797           4,848,843          10,318,908           8,256,913
   Less: promotional allowance                                 (852,540)           (610,737)         (1,619,649)         (1,024,303)
                                                           ------------        ------------        ------------        ------------
            NET REVENUES                                      4,575,257           4,238,106           8,699,259           7,232,610
                                                           ------------        ------------        ------------        ------------

Costs and expenses:
   Casino                                                     2,090,571           1,891,442           4,504,443           3,123,150
   Food and beverage                                            407,994             337,199             724,031             712,971
   Management fees, to minority partner, related party          120,000              45,000             275,367             135,000
   Selling, general and administrative                        2,040,009           1,759,886           3,389,212           3,209,525
   Depreciation and amortization                                255,087             253,749             505,642             508,033
   Pre-opening and start-up costs                                    --                  --                  --             540,952
                                                           ------------        ------------        ------------        ------------
                                                              4,913,661           4,287,276           9,398,695           8,229,631
                                                           ------------        ------------        ------------        ------------

            LOSS FROM OPERATIONS                               (338,404)            (49,170)           (699,436)           (997,021)
                                                           ------------        ------------        ------------        ------------

Other income (expense):
   Interest income                                                4,708               2,987              19,274              16,967
   Other income                                                 (10,147)             45,310              (5,823)             56,822
   Interest expense and financing costs:                             --                  --
       Related party                                           (244,245)           (272,101)           (486,414)           (522,790)
       Other                                                   (236,508)           (230,323)           (476,109)           (471,817)
                                                           ------------        ------------        ------------        ------------

                                                               (486,192)           (454,127)           (949,072)           (920,818)
                                                           ------------        ------------        ------------        ------------

            LOSS BEFORE INCOME TAXES                           (824,596)           (503,297)         (1,648,508)         (1,917,839)

Federal and state income tax benefit                            (31,200)           (111,700)            (31,200)           (220,000)
                                                           ------------        ------------        ------------        ------------

            NET LOSS
                                                               (793,396)           (391,597)       $ (1,617,308)       $ (1,697,839)
                                                           ============        ============        ============        ============

Basic and diluted loss per share:                                 (0.03)              (0.02)       $      (0.07)       $      (0.07)
                                                           ============        ============        ============        ============





 See Notes to Consolidated Financial Statements.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  Retained
                                                                                                  earnings
                                                 Number of                       Additional      (accumulated
                                                  shares       Common stock   paid-in capital      deficit)          Total
                                              -------------- --------------- ----------------- ---------------- -----------

Balance September 30, 1998                       23,673,126       236,731        3,855,246        (1,173,404)     2,918,573

    1/99 - Issuance of 140,260 shares of
       common stock relating to stock
       options exercised                            140,260         1,403           19,636                --         21,039
    3/99 - Issuance of 187,016 shares of
       common stock relating to stock
       bonuses                                      187,016         1,870           24,312                --         26,182
    3/99 - Issuance of 10,000 shares of
       common stock relating to stock
       options exercised                             10,000           100            1,400                --          1,500

    Net Loss                                             --            --               --        (1,697,839)    (1,697,839)

Balance March 31, 1999                           24,010,402    $  240,104     $  3,900,594     $  (2,871,243)    $1,269,455
                                                 ----------    ----------     ------------     -------------     ----------

    5/99 - Correcting Stock Bonus Entry
       relating to stock bonuses in 3/99                                           (13,418)                         (13,418)

    Net Income                                           --            --               --           728,287        728,287
                                                 ----------    ----------     ------------     -------------     ----------
Balance September 30, 1999                       24,010,402    $  240,104     $  3,887,176     $  (2,142,956)   $ 1,984,324
                                                 ----------    ----------     ------------     -------------     ----------
    2/00 - Issuance of 10,000 shares of
       common stock relating to stock
       options exercised                             10,000           100            1,400                --          1,500
    3/00 - Issuance of 10,000 shares of
       common stock relating to stock
       options exercised                             10,000           100            1,400                --          1,500
    3/00 - Issuance of 40,000 shares of
       common stock relating to stock
       options exercised                             40,000           400            9,600                --         10,000

    Net Loss                                             --            --               --        (1,617,308)    (1,617,308)
                                                 ----------    ----------     ------------     -------------     ----------
Balance March 31, 2000                           24,070,402    $  240,704     $  3,899,576     $  (3,760,264)   $   380,016
                                                 ==========    ==========     ============     =============    ===========





See Notes to Consolidated Financial Statements.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
                                                                                          2000               1999
-------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
      Net (loss)                                                                      $(1,617,308)       $(1,697,839)
      Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
           Note payable to related party incurred for payment of interest                 308,152            301,042
           expense
           Depreciation and amortization                                                  505,642            508,033
           Other                                                                            9,662            163,190
           Change in assets and liabilities:
               Decrease (increase) in trade receivables                                   219,137           (237,142)
               Decrease (increase) in prepaid expenses and inventory                      204,596           (701,504)
               Increase (decrease) in accounts payable and accrued expenses                42,197         (2,004,263)
               Increase (decrease) in income taxes payable                                268,639            (57,872)
                                                                                      -----------        -----------
                     NET CASH (USED IN) OPERATING ACTIVITIES                              (59,283)        (3,726,355)
                                                                                      -----------        -----------

 Cash flows from investing activities:
      Purchase of property and equipment                                               (1,497,856)          (400,947)
      Purchase of intangibles                                                            (237,644)                --
      Decrease (increase) in other assets                                                  43,719           (372,996)
                                                                                      -----------        -----------
                     NET CASH (USED IN) INVESTING ACTIVITIES                            1,691,781)          (773,943)
                                                                                      -----------        -----------

 Cash flows from financing activities:
      Net change in short-term borrowings                                                 200,000           (101,000)
      Proceeds from borrowings from related party                                       1,850,000          1,775,000
      Proceeds from long-term borrowings                                                       --          9,991,097
      Principal payments on long-term borrowings, other                                  (446,192)        (6,379,554)
      Principal payments on long-term borrowings, related party                          (519,703)                --
      Proceeds from sale of stock                                                          13,000                 --
                                                                                      -----------        -----------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,097,105          5,285,543
                                                                                      -----------        -----------

                     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (653,959)           785,245

 Cash and cash equivalents:
 Beginning                                                                              2,066,840            714,764
                                                                                      -----------        -----------

 Ending                                                                               $ 1,412,881        $ 1,500,009
                                                                                      ===========        ===========

 Supplemental disclosures of cash flow information
   Cash payments for:
        Interest                                                                      $   783,373        $   928,910
        Income taxes                                                                           --                 --
 Supplemental Disclosures of Non-Cash Investing Activities
      Loan receivable exchanged for accounts payable                                  $    95,000                 --




See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (unaudited)

(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1999 included in the Company's 1999 Annual Report on Form 10-KSB.

         Earnings Per Share

                                                      Three Months Ended                     Three Months Ended
                                                        March 31, 2000                         March 31, 1999
                                                ---------------------------------      ---------------------------------
                                                                            Per                                    Per
                                                                           Share                                  share
                                                  Loss         Shares      Amount       Loss         Shares       Amount

                                                ---------    ----------   -------       -------    ----------     ------
             Basic EPS
               Net loss                         $(793,396)   24,029,853   $(0.03)     $(391,597)   23,932,308     $(0.02)
                                                =========                 ======      =========                   ======
             Effect of dilutive securities:
               Options
             Diluted EPS
                                                ---------    ----------   -------     ---------    ----------     ------
               Net loss                         $(793,396)   24,029,853   $(0.03)     $(391,597)   23,932,308     $(0.02)
                                                =========    ==========   =======     =========    ==========     ======


                                                       Six Months Ended                       Six Months Ended
                                                        March 31, 2000                         March 31, 1999
                                               ----------------------------------    ----------------------------------
                                                                            Per                                   Per
                                                                           Share                                 Share
                                                  Loss         Shares      Amount       Loss         Shares      Amount
                                               ------------- ------------ -------    ------------- ------------ -------
             Basic EPS

              Net loss                         $(1,617,308)   24,020,183   $(0.07)   $(1,697,839)   23,801,293   $(0.07)
                                               ===========                 ======    ===========                 ======

             Effect of dilutive securities:
               Options
             Diluted EPS
                                              -----------    ----------    ------    ------------   ----------   ------
               Net loss                       $(1,617,308)   24,020,183    $(0.07)   $(1,697,839)   23,801,293   $(0.07)
                                              ===========    ==========    ======    ============   ==========   ======


(2)      Obligations Related to Casino Princesa

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, which provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by the Company. In addition, the Company, and Mr. Lien, guarantee the Vessel Loan. The Vessel Loan bears interest at 10.375% with interest only payments through January 1999. Monthly payments of $130,258, including interest, commenced February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the combined earnings of Casino Princesa and Princesa Partners before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Loan Agreement contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

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

         Financial information (rounded to nearest thousand) with respect to the reportable segments is as follows:

(4)      Contingencies

         On April 15, 1999, the Association for Disabled Americans, Inc., The Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz, Jorge Luis Rodriquez, Ernst Rosenkrantz and Robert Cohen filed a lawsuit against the Company and Goldcoast in the United States District Court for the Southern District of Florida alleging violations of the Americans with Disabilities Act (the "ADA") with respect to the Princesa and the facilities at which the Princesa docks. The lawsuit seeks injunctive relief including an order requiring modifications to the Princesa and the docking facilities to comply with the ADA, and the closure of the Princesa and the docking facilities until such modifications are complete. Although the Company intends to defend the lawsuit vigorously, the impact, if any, of the lawsuit on the Company cannot at this time be determined. The parties are currently in settlement negotiations and the Company believes that the matter will be ready for trial in October 2000 if not settled.

                                                      For Three Months Ended March 31
                                             Casino Princesa                   Golden Gates
                                          -----------------------        ------------------------
                                            2000            1999            2000           1999
Revenues
     Casino                               $ 3,398         $ 2,952         $   822         $ 1,039
     Food and Beverage                        595             383              27              48
     Other                                    570             413              16              13
                                          -------         -------         -------         -------
         Gross Revenue                      4,563           3,748             865           1,100
     Less Promotional Allowance               837             592              17              18
                                          -------         -------         -------         -------
         Net Revenue                        3,727           3,156             848           1,082

Cost and Expenses
     Casino                                 1,494           1,189             596             702
     Food and Beverage                        377             278              30              59
     Management Fees                          120              45              --              --
     Selling, General, and Admin            1,554           1,331             179             264
     Depreciation and Amortization            168             164              72              74
     Interest Expense                         217             255              19               7
                                          -------         -------         -------         -------
         Total Costs and Expenses           3,930           3,262             896           1,106
                                          -------         -------         -------         -------
     Segment Profit (Loss)                $  (203)        $  (106)        $   (48)        $   (24)
                                          =======         =======         =======         =======



                                                                    For Six Months Ended March 31
                                                          Casino Princesa                   Golden Gates
                                                     ------------------------           --------------------
                                                       2000              1999             2000          1999
Revenues
     Casino                                          $ 6,419           $ 4,611          $ 1,671       $ 2,142
     Food and Beverage                                 1,069               627               50           116
     Other                                             1,077               737               33            24
                                                     -------           -------          -------       -------
         Gross Revenue                                 8,565             5,975            1,754         2,282
     Less Promotional Allowance                        1,587               938               33            41
                                                     -------           -------          -------       -------
         Net Revenue                                   6,978             4,992            1,721         2,241

Cost and Expenses
     Casino                                            3,331             1,754            1,173         1,369
     Food and Beverage                                   667               589               57           124
     Management Fees                                     275               135                -             -
     Selling, General, and Admin                       2,469             2,340              387           514
     Depreciation and Amortization                       333               340              142           132
     Preopening Expense                                    -               541                -             -
     Interest Expense                                    437               515               39            20
                                                     -------           -------          -------       -------
         Total Costs and Expenses                      7,512             6,214            1,798         2,159
                                                     -------           -------          -------       -------
     Segment Profit (Loss)                           $  (534)          $(1,222)         $   (77)      $    82
                                                     =======           =======          =======       =======


The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                 Three Months Ended March -      Six Months Ended March -
                                                    2000        1999               2000             1999
                                                  -------     -------            -------           -------
Total loss of reportable segments                 $  (251)    $  (130)           $  (610)          $(1,140)
  Unallocated amounts
    Income
      Interest income                                   5           3                 19                17
      Other                                           (10)         45                 (6)               57
                                                  -------     -------            -------           -------
        Total income items                        $    (5)    $    48            $    13           $    74
                                                  -------     -------            -------           -------
    Expense
      General and administrative                      307         165                534               356
      Other                                            17          17                 30                36
      Corporate interest                              245         239                488               460
                                                  -------     -------            -------           -------
        Total expense items                       $   569     $   421            $ 1,052           $   852
                                                  -------     -------            -------           -------

Consolidated net loss before income taxes         $  (825)    $  (503)           $(1,649)          $(1,918)
                                                  =======     =======            =======           =======




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

OVERVIEW

Concorde Gaming Corporation, a Colorado corporation (the "Company"), through a wholly-owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly-owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises") and Conami, Inc., a Florida corporation ("Conami") owns an 100% interest in two joint ventures, which own and operate an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. One joint venture, Princesa Partners, owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to the other joint venture, Bayfront Ventures, which does business as the "Casino Princesa". The Casino Princesa commenced operations in October, 1998. Prior to March 31, 2000 the Company, through Concorde Cruises and Conami, owned an 80% interest in each of Princesa Partners and Bayfront and the remaining 20% of each joint venture was owned by Goldcoast Entertainment Cruises, Inc. ("Gold Coast").

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31,
1999:

Revenues

         Net revenues increased 8% to $4,575,257 for the three months ended March 31, 2000, compared to $4,238,106 for the three months ended March 31, 1999.

     Casino Princesa

           Casino Princesa net revenues increased 18% to $3,726,996 for the three months ended March 31, 2000 compared to revenues of $3,156,384 for the three months ended March 31, 1999 primarily as a result of increased passengers. The increased passenger count is a result of increased marketing expenditures.

     Golden Gates

           Golden Gates net revenues decreased 22% to $848,261 for the three months ended March 31, 2000, compared to revenues of $1,081,722 for the three months ended March 31, 1999, primarily as a result of parking lot construction adjacent to the casino which severely limited customer access to the casino. The parking lot was partially available in March 2000, and is expected to be completed in August 2000.

Costs and Expenses

           Total costs and expenses increased 15% to $4,913,661 for the three months ended March 31, 2000, compared to $4,287,276 for the three months ended March 31, 1999. Except as noted below, the increase in overall expense is primarily a function of the increased net revenues. Corporate-level general and administrative costs (not identifiable to a segment) increased 86% to $306,768 for the three months ended March 31, 2000, compared to $164,614 for the three months ended March 31, 1999. The increase primarily relates to an increase in investor relations expenses and legal fees. In the third fiscal quarter of 2000, management reduced corporate-level general and administrative costs by eliminating certain management positions and reducing investor relations expenses. Management believes these efforts will reduce costs beginning in the quarter ending June 30, 2000, and will be fully implemented in the quarter ending September 30, 2000.

     Casino Princesa

           Casino expenses for Casino Princesa increased 26% to $1,494,264 for the three months ended March 31, 2000, compared to $1,189,288 for the three months ended March 31, 1999 The increase primarily related to increased payroll and repair and maintenance expenditures. Food and beverage expenses for Casino Princesa increased 36% to $377,677 for the three months ended March 31, 2000, compared to $277,798 for the three months ended March 31, 1999. This increase relates to an increase in passenger traffic, which results in an increase in food and beverage expenses that Casino Princesa pays a third party on a per capita basis. Management fees to Goldcoast paid pursuant to the Joint Venture Agreement, were $120,000 for the three months ended March 31, 2000, compared to $45,000 for the three months ended March 31, 1999, primarily due to a payment of management fees incurred in the quarter ending December 31, 1999 in the quarter ending March 31, 2000. On March 31, 2000, Concorde Gaming acquired the 20% interest of Goldcoast in Princesa Partners and Bayfront Ventures and accordingly there will be no management fees payable to Goldcoast in the future. Selling, general and administrative expenses increased to $1,553,972 for the three months ended March 31, 2000, compared to $1,330,309 for the three months ended March 31, 1999, primarily due to increased marketing expenses.

   Golden Gates

         Casino expenses for Golden Gates decreased 15% to $596,307 for the three months ended March 31, 2000, compared to $702,154 for the three months ended March 31, 1999, primarily due to the decrease in customer traffic. Food and beverage expenses decreased 49% to $30,317 for the three months ended March 31, 2000, compared to $59,401 for the three months ended March 31, 1999, primarily due to the restaurant being subleased and operated by a third party beginning in March 1999. Selling, general and administrative expenses decreased 32% to $179,269 for the three months ended March 31, 2000, compared to $264,033 for the three months ended March 31, 1999. The change is directly related to the decrease in customer traffic.

Other Expense. Interest expense and financing costs payable to BHL Capital decreased to $244,245, for the three months ended March 31, 2000, compared to $272,101 for the three months ended March 31, 1999. The decrease is due to the timing of repayments being made early in the quarter ended March 31, 2000, while the Company borrowed additional amounts late in the quarter ended March 31, 2000. Other interest and financing costs increased to $236,508 for the three months ended March 31, 2000, compared to $230,323 for the three months ended March 31, 1999.

Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $31,200 for the three months ended March 31, 2000, compared to a benefit of $111,700 for the three months ended March 31, 1999. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

SIX MONTHS ENDED MARCH 31, 2000, COMPARED TO SIX MONTHS ENDED MARCH 31, 1999.

Revenues

         Net revenues increased 20% to $8,699,259 for the six months ended March 31, 2000, compared to $7,232,610 for the six months ended March 31, 1999.

     Casino Princesa

           Casino Princesa net revenues increased 40% to $6,978,536 for the six months ended March 31, 2000 compared to revenues of $4,992,014 for the six months ended March 31, 1999 as a result of increased passengers.

     Golden Gates

           Golden Gates net revenues decreased 23% to $1,720,723 for the six months ended March 31, 2000, compared to revenues of $2,240,596 for the six months ended March 31, 1999, primarily as a result of parking lot construction adjacent to the casino which severely limited customer access to the casino. The parking lot was partially available in March 2000, and completion is expected in August, 2000.

Costs and Expenses

           Total costs and expenses increased 14% to $9,398,695 for the six months ended March 31, 2000, compared to $8,229,631 for the six months ended March 31, 1999. Corporate-level general and administrative costs (not identifiable to a segment) increased 50% to $534,096 for the six months ended March 31, 2000, compared to $356,135 for the six months ended March 31, 1999. The increase primarily relates to an increase in investor relations expenses and legal fees. In the third fiscal quarter of 2000, management reduced corporate-level general and administrative costs by eliminating certain management positions and reducing investor relations expenses. Management believes these efforts will reduce costs beginning in the quarter ending June 30, 2000, and will be fully implemented in the quarter ending September 30, 2000.

     Casino Princesa

           Casino expenses for Casino Princesa were $3,330,959 for the six months ended March 31, 2000, compared to $1,754,008 for the six months ended March 31, 1999. As a percentage of casino revenue, casino expenses increased to 51% for the six months ended March 31, 2000 as compared to 38% for the same period ended March 31, 1999. The increases primarily relate to increased payroll and repair and maintenance expenditures. Food and beverage expenses for Casino Princesa increased 13% to $667,254 for the six months ended March 31, 2000, compared to $589,025 for the Princesa's initial six months of operation ended March 31, 1999 due to increased food and beverage sales. As a percentage of food and beverage revenues, costs decreased to 62% for the six months ended March 31, 2000 as compared to 93% for the same period ended March 31, 1999, due to operational efficiencies. Management fees paid to Goldcoast pursuant to the Joint Venture

Agreement were $275,367 for the six months ended March 31, 2000, compared to $135,000 for the six months ended March 31, 1999. The increase was due to increased net income in the fourth quarter of 1999. On March 31, 2000, Concorde Gaming acquired Goldcoast's 20% interest in Princesa Partners and Bayfront Ventures and, accordingly, there will be no management fees paid to Goldcoast in the future. Selling, general and administrative expenses increased to $2,468,517 for the six months ended March 31, 2000, compared to $2,339,639 for the six months ended March 31, 1999, primarily due to increased marketing expenditures. Pre-opening and start-up costs, primarily related to Casino Princesa, were $0 for the six months ended March 31, 2000, compared to $540,952 for the six months ended March 31, 1999.

     Golden Gates

         Casino expenses for Golden Gates decreased 14% to $1,173,484 for the six months ended March 31, 2000, compared to $1,369,142 for the six months ended March 31, 1999, primarily due to the decrease in customer traffic. Food and beverage expenses decreased 54% to $56,777 for the six months ended March 31, 2000, compared to $123,946 for the six months ended March 31, 1999, primarily due to the restaurant being subleased and operated by a third party beginning in March 1999. Selling, general and administrative expenses decreased 25% to $386,599 for the six months during the relevant periods ended March 31, 2000, compared to $513,751 for the six months ended March 31, 1999. The change is directly related to the decrease in revenues.

Other Expense. Interest expense and financing costs to the related party decreased to $486,414, for the six months ended March 31, 2000, compared to $522,790 for the six months ended March 31, 1999. The decrease is due to a decrease in amounts payable to related parties during the relevant periods. Other interest and financing costs increased to $476,109 for the six months ended March 31, 2000, compared to $471,817 for the six months ended March 31, 1999.

Federal and State Income Taxes. The Company recorded a Federal and State income tax benefit of $31,200 for the six months ended March 31, 2000, compared to a benefit of $220,000 for the six months ended March 31, 1999. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,412,881 at March 31, 2000, compared to $2,066,840 at September 30, 1999, a decrease of $653,959.

         During the six months ended March 31, 2000, the Company used cash from operating activities of $59,283 compared to cash used of $3,726,355 during the six months ended March 31, 1999, due to a decrease in accrued expenses and accounts payable.

         Investing activities used cash of $1,691,781 during the six months ended March 31, 2000, compared $773,943 during the six months ended March 31, 1999. The Company used $1,735,500 during the six months ended March 31, 2000, for the acquisition of property, equipment, and intangibles, compared to $400,947 during the six months ended March 31, 1999. The 2000 acquisitions relate to the purchase by Concorde Cruises of the 20% interest in Princesa Partners and Bayfront Ventures from Goldcoast (see Item 5).

         Financing activities provided cash of $1,097,105 during the six months ended March 31, 2000, compared to cash provided of $5,285,543 during the six months ended March 31, 1999. Borrowings from a related party provided $1,850,000 for the six months ended March 31, 2000, compared to $1,775,000 for the six months ended March 31, 1999. Long-term borrowings from other sources provided $0 during the six months ended March 31, 2000, compared to $9,991,097 during the six months ended March 31, 1999. Short-term borrowings were increased by $200,000 during the six months ended March 31, 2000, while short-term borrowings were reduced by $101,000 during the six months ended March 31, 1999. Principal payments on long-term debt with a related party were $519,703 for the six months ended March 31, 2000, compared to $0 for the six months ended March 31, 1999. Principal payments on other long-term debt were $446,192 during the six months ended March 31, 2000, compared to $6,379,554 during the six months ended March 31, 1999.

         The Company has available $650,000 of financing under revolving bank credit facilities, of which $200,000 of borrowings was outstanding at March 31, 2000. These arrangements mature as follows: $150,000 on May 15, 2000 and $500,000 on March 1, 2001.

         The $500,000 revolving bank credit facility was issued pursuant to the vessel loan agreement under which the Company has agreed to maintain typical financial covenants (see Item 2).

         Primarily to finance the acquisition of the remaining 20% interest in Princesa Partners and Bayfront Ventures from Goldcoast and for general working capital requirements, the Company borrowed an additional $1,850,000 from BHL Capital Corporation ("BHL"), a corporation controlled by Bruce H. Lien, the Company's majority shareholder. Interest is payable monthly at 18% per annum, however, as allowed by the financing arrangement, the Company periodically adds any unpaid interest into the note principal. The notes payable to BHL at March 31, 2000 of $7,165,906 are due as follows: $1,850,000 is due on demand and $5,315,906 is due January 1, 2001. Management believes these short-term borrowings will be refinanced with BHL prior to January 1, 2001.

         Management has commenced early negotiations with other financing sources to refinance the BHL debt in order to achieve more favorable interest rates. Management is also seeking additional financing to be used to renovate and expand the Golden Gates facility. There is no assurance that such financing will be obtained on terms acceptable to the Company, if at all.

Future Operations

         The Company's ability to meet its working capital requirements is dependent upon the future operations of the Casino Princesa and the Golden Gates Casino. The Company believes that cash flow from casino operations combined with its existing financing arrangements will be sufficient to meet its current working capital requirements. The Company believes that the acquisition of the 20% interest in Bayfront Ventures and Princesa Partners from Goldcoast (see Item 5) will give management better control over the operation of Casino Princesa and that management will be able to increase cash flows due to increased efficiencies.

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

o The Company has incurred a significant amount of indebtedness and, currently the Company's cash flow from operations combined with existing sources of financing is not sufficient to fund debt service costs.

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

o The Company operates in a very competitive environment, particularly in Colorado. The growth in the inventory of slot machines in Black Hawk, Colorado, which has historically increased on a year-to-year basis and has recently increased substantially, is expected to continue to increase, and the spread of legalized gaming in other states and countries, could negatively affect our operating results.

o The Company's gaming operations in Colorado are highly regulated by governmental authorities. The Company will also be subject to regulation in Florida if the State of Florida decides to regulate the day-cruise industry. If the Company conducts gaming activities in any other jurisdiction, the authorities in that jurisdiction may also subject the Company to additional regulation. Changes in applicable laws or regulations could have a significant effect on our operations.

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

o The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms affect daily passenger counts and may cause the cancellation of cruises.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 15, 1999, the Association for Disabled Americans, Inc., The Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz, Jorge Luis Rodriquez, Ernst Rosenkrantz and Robert Cohen filed a lawsuit against the Company and Goldcoast in the United States District Court for the Southern District of Florida alleging violations of the Americans with Disabilities Act (the "ADA") with respect to the Princesa and the facilities at which the Princesa docks. The lawsuit seeks injunctive relief including an order requiring modifications to the Princesa and the docking facilities to comply with the ADA, and the closure of the Princesa and the docking facilities until such modifications are complete. Although the Company intends to defend the lawsuit vigorously, the impact, if any, of the lawsuit on the Company cannot at this time be determined. The parties are currently in settlement negotiations and the Company believes that the matter will be ready for trial in October 2000 if not settled.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Shareholders of the Company was held on February 8, 2000 for the purpose of electing directors, approving the Company's 2000 Employee Stock Purchase Plan and to ratify the appointment of the Company's independent auditors. The following sets forth each of the proposals and the results of the meeting:

         1.       Proposal to elect three directors to the Board of Directors.

                                                                   Shares Voted      Shares Voted Against     Shares Voted
                                                                        For                                    Abstained

                         Bruce H. Lien                                21,861,010              0                    104,100

                         Deanna B. Lien                               21,861,010              0                    104,100

                         Jerry L. Baum                                21,861,010              0                    104,100

         2.       Proposal to approve the Company's 2000 Employee Stock Purchase
                  Plan.

                                                                   Shares Voted      Shares Voted Against     Shares Voted
                                                                        For                                    Abstained
                                                                      17,465,770             3,010,634              10,300

         3. Proposal to ratify the Board of Directors' selection of McGladrey Pullen LLP as the Company's independent auditors for the fiscal year ending September 30, 1999.

                                                                   Shares Voted      Shares Voted Against     Shares Voted
                                                                        For                                    Abstained
                                                                      19,061,176             2,903,934                   0

ITEM 5. OTHER INFORMATION

         Pursuant to a Partnership Interest Purchase Agreement (the "Purchase Agreement") dated as of March 31, 2000 between Concorde Cruises, Goldcoast and Michael A. Hlavsa and David Grossman, the shareholders of Goldcoast, Concorde Cruises acquired the 20% interest held by Goldcoast in each of Bayfront Ventures and Princesa Partners for $1,500,000 (the "Purchase Price"). Thirty (30%) percent of the Purchase Price was deposited in escrow and, pursuant to an escrow agreement dated March 31, 2000 between Concorde Cruises, Goldcoast and National City Bank of Evansville, as escrow agent (the

"Escrow Agreement"), is held to be released as follows. Five (5%) percent of the Purchase Price is available to partially secure the indemnity obligations of Goldcoast and Messrs. Hlavsa and Grossman under the Purchase Agreement. The amount of such funds remaining in the escrow account on March 31, 2001, and not subject to an indemnity claim, will be distributed to Goldcoast. Twenty-five (25%) percent of the Purchase Price paid to Concorde Cruises if any rule, law, regulation or statute is adopted or enacted by a federal, state, local or other governmental or quasi-governmental entity or a decision or proceeding by a court or other tribunal occurs prior to the last date on which the governor of the State of Florida may approve a bill passed by the Florida legislature during the 2000 regular session of the Florida legislature that, in each case, either (i) prohibits or has a material adverse effect on the business of Bayfront Ventures and Princesa Partners as conducted on March 31, 2000 or (ii) permits Class III gaming on Indian reservations. If such event does not occur, such amount will be released to Goldcoast.

         In connection with the transaction and pursuant to a Mutual Release dated March 31, 2000, Goldcoast released Bayfront Ventures, Concorde Cruises and the Company and Bayfront Ventures, Concorde Cruises and the Company released Goldcoast from certain existing obligations. In addition, pursuant to a consulting agreement dated March 31, 2000 between Concorde Cruises and Mr. Hlavsa (the "Consulting Agreement"), Concorde Cruises engaged Mr. Hlavsa to provide management consultant services to Concorde Cruises for a period of two years, unless terminated earlier pursuant to the terms of the Consulting Agreement. For such services, Mr. Hlavsa is entitled to be paid $125,000 per year, and Mr. Hlavsa has the potential to be paid certain bonuses based on the combined earnings before interest, depreciation, taxes and amortization of Bayfront Ventures and Princesa Partners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit No.   Description

  10.1 Partnership Interest Purchase Agreement dated as of March 31, 2000 among Concorde Cruises, Inc., Goldcoast
              Entertainment Cruises, Inc., Michael A. Hlavsa and David
              Grossman. *

  10.2 Escrow Agreement dated as of March 31, 2000 by and among Concorde Cruises, Inc., Goldcoast Entertainment Cruises, Inc. and First National City Bank of Evansville, as escrow agent. *

  10.3 Assignment of Partnership Interest dated as of March 31, 2000 by and between Concorde Cruises, Inc. and Goldcoast Entertainment Cruises, Inc. *

  10.4 Mutual Release dated as of March 31, 2000 by and among Goldcoast Entertainment Cruises, Inc., Concorde Gaming Corporation, Concorde Cruises, Inc. and Bayfront
              Ventures. *

  10.5 Consulting Agreement dated as of March 31, 2000 by and between Concorde Cruises, Inc. and Michael A. Hlavsa. *

  27          Financial Data Schedule. *

---------------------
* Filed herewith.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONCORDE GAMING CORPORATION


Date: May 22, 2000                     By: /s/ Jerry L. Baum
                                       ----------------------------------------
                                       Jerry L. Baum, Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
  10.1        Partnership Interest Purchase Agreement dated as of March
              31, 2000 among Concorde Cruises, Inc., Goldcoast
              Entertainment Cruises, Inc., Michael A. Hlavsa and David
              Grossman. *

  10.2 Escrow Agreement dated as of March 31, 2000 by and among Concorde Cruises, Inc., Goldcoast Entertainment Cruises,
              Inc. and First National City Bank of Evansville, as escrow agent. *

  10.3        Assignment of Partnership Interest dated as of March 31,
              2000 by and between Concorde Cruises, Inc. and Goldcoast
              Entertainment Cruises, Inc. *

  10.4 Mutual Release dated as of March 31, 2000 by and among Goldcoast Entertainment Cruises, Inc., Concorde Gaming
              Corporation, Concorde Cruises, Inc. and Bayfront
              Ventures. *

  10.5 Consulting Agreement dated as of March 31, 2000 by and between Concorde Cruises, Inc. and Michael A. Hlavsa. *

  27          Financial Data Schedule. *

---------------------
* Filed herewith.