Form 10QSB
period 2000-06-30
CONCORDE GAMING CORP
filed 2000-08-14
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         Commission File Number: 0-8698

                           CONCORDE GAMING CORPORATION
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                COLORADO                                    84-0716683
  -----------------------------------                   -----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000 there were 24,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           CONCORDE GAMING CORPORATION


PART 1 - FINANCIAL INFORMATION

                                                                                                    Page No.
                                                                                                    --------
Item 1. Financial Statements

         Consolidated Balance Sheet at June 30, 2000 (unaudited)                                         1-2

         Consolidated Statements of Operations for Three Months Ended June 30, 2000 and 1999
          and Nine Months Ended June 30, 2000 and 1999 (unaudited)                                         3

         Consolidated Statements of Stockholders' Equity for
           Nine Months Ended June 30, 2000 and 1999 (unaudited)                                            4

         Consolidated Statements of Cash Flows for                                                         5
           Nine Months Ended June 30, 2000 and 1999 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                                         6-10


Item 2. Management's Discussion and Analysis of Financial                                                 11
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                17

Item 5.  Other Information                                                                                17

Item 6.   Exhibits and Reports on Form 8-K                                                                17

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2000

ASSETS
Current assets
   Cash and cash equivalents                                    $  1,195,035
   Trade receivables - less allowance for doubtful accounts          441,963
   Inventory                                                          60,079
   Prepaid expenses                                                  598,999
   Income tax refund claim                                            32,869
                                                                ------------
         Total current assets                                      2,328,945
                                                                ------------

Property and equipment
   Land                                                            1,097,080
   Vessel & improvements                                           9,511,354
   Gaming equipment, fixtures and furniture                        3,953,095
   Vehicles                                                           51,265
   Leasehold improvements                                            251,788
                                                                ------------
                                                                  14,864,582
   Less accumulated depreciation and amortization                 (1,679,805)
                                                                ------------
                                                                  13,184,777
                                                                ------------

Intangibles and other
   Dock rights, net                                                  291,464
   Deferred financing costs, net                                     247,881
   Other assets, principally goodwill, net                         1,112,770
                                                                ------------
                                                                   1,652,115
                                                                ------------

                                                                $ 17,165,837
                                                                ============

                See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable - bank                                         $    274,669
   Current maturities of long-term debt                            1,044,683
   Note payable to related party                                   7,458,052
   Accounts payable                                                  389,240
   Accrued expenses
      Payroll and payroll taxes                                      315,166
      Accrued interest                                               168,741
      Other                                                          552,575
                                                                ------------
         Total current liabilities                                10,203,126
                                                                ------------

Long-term debt, less current maturities                            7,166,757
                                                                ------------

Stockholders' equity (deficit)
   Common stock, par value $.01 per share, authorized
     500,000,000 shares; issued and outstanding 24,070,402           240,704
   Preferred stock, par value $.01 per share,
     10,000 shares authorized; no shares issued
     and outstanding                                                      --
   Additional paid-in capital                                      3,899,576
   Accumulated deficit                                            (4,344,326)
                                                                ------------
                                                                    (204,046)
                                                                ------------

                                                                $ 17,165,837
                                                                ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Nine Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)

                                             Three Months Ended June 30     Nine Months Ended June 30
                                                 2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
Revenues
   Casino                                    $ 5,481,134      5,066,660     13,571,323     11,820,003
   Food and beverage                             722,972        615,502      1,841,445      1,358,697
   Other                                         674,870        429,531      1,785,116      1,189,906
                                             -----------    -----------    -----------    -----------
         Gross revenues                        6,878,976      6,111,693     17,197,884     14,368,606
   Less: promotional allowance                (2,241,815)      (979,974)    (4,121,478)    (2,295,448)
                                             -----------    -----------    -----------    -----------
         Net revenues                          4,637,161      5,131,719     13,076,406     12,073,158
                                             -----------    -----------    -----------    -----------

Costs and expenses
   Casino                                      2,431,008      2,070,732      6,626,501      5,090,150
   Food and beverage                             450,802        388,497      1,174,834      1,101,468
   Management fees to minority partner                --         55,000        275,367        190,000
   Selling, general and administrative         1,515,287      1,599,348      4,953,438      4,621,434
   Depreciation and amortization                 254,868        316,946        760,509        824,979
   Pre-opening and start-up costs                     --             --             --        540,952
                                             -----------    -----------    -----------    -----------
                                               4,651,965      4,430,523     13,790,649     12,368,983
                                             -----------    -----------    -----------    -----------

         Income (loss) from operations           (14,804)       701,196       (714,243)      (295,825)
                                             -----------    -----------    -----------    -----------

Other income (expense)
   Interest income                                 6,437          4,251         25,714         21,218
   Other income (expense)                         10,415         (7,260)         4,592         49,562
   Interest expense and financing costs:
     Related party                              (326,302)      (280,834)      (812,716)      (803,624)
     Other                                      (228,608)      (236,917)      (704,717)      (708,734)
                                             -----------    -----------    -----------    -----------
                                                (538,058)      (520,760)    (1,487,127)    (1,441,578)
                                             -----------    -----------    -----------    -----------

         Income (loss) before income taxes      (552,862)       180,436     (2,201,370)    (1,737,403)

Income tax provision (benefit)                    31,200          4,200             --       (215,800)
                                             -----------    -----------    -----------    -----------

         Net income (loss)                   $  (584,062)       176,236     (2,201,370)    (1,521,603)
                                             ===========    ===========    ===========    ===========


Basic and diluted loss per share             $     (0.02)   $      0.01    $     (0.09)   $     (0.06)
                                             ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                         Nine Months Ended June 30, 2000

                                                                                            Retained
                                                                             Additional     earnings
                                                    Number        Common       paid-in    (accumulated
                                                  of shares       stock        capital       deficit)        Total
                                                 -----------   -----------   -----------   -----------    -----------
Balance September 30, 1999                        24,010,402   $   240,104   $ 3,887,176   $(2,142,956)   $ 1,984,324

   Issuance of 60,000 shares of common                60,000           600        12,400            --         13,000
     stock relating to stock options exercised

   Net loss                                               --            --            --    (2,201,370)    (2,201,370)
                                                 -----------   -----------   -----------   -----------    -----------

Balance June 30, 2000                             24,070,402   $   240,704   $ 3,899,576   $(4,344,326)   $  (204,046)
                                                 ===========   ===========   ===========   ===========    ===========


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Nine months ended June 30, 2000 and 1999

                                                                                   2000            1999
                                                                               ------------    ------------
Cash flows from operating activities:
   Net (loss)                                                                  $ (2,201,370)   $ (1,521,603)
   Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
       Note payable to related party incurred for payment of interest               550,299         542,511
         expense
       Depreciation and amortization                                                760,510         824,979
       Loss on disposal of property and equipment                                    15,811              --
       Provision for doubtful accounts                                               71,000              --
       Deferred income taxes                                                        139,000              --
       Other                                                                             --         156,348
       Change in assets and liabilities:
         Decrease (increase) in trade receivables                                   146,835        (276,953)
         Decrease (increase) in prepaid expenses and inventory                      225,152        (485,257)
         Increase (Decrease) in accounts payable and accrued expenses               190,890      (1,605,105)
         Increase (decrease) in income taxes payable and receivable                 155,959         (57,872)
                                                                               ------------    ------------
              Net cash provided by (used in) operating activities                    54,086      (2,422,952)
                                                                               ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                            (1,689,906)       (519,991)
   Purchase of intangibles                                                         (278,581)             --
   Decrease (increase) in other assets                                               16,911        (424,816)
                                                                               ------------    ------------
              Net cash (used in) investing activities                            (1,951,576)       (944,807)
                                                                               ------------    ------------

Cash flows from financing activities:
   Net change in short-term borrowings - related parties                                 --        (490,500)
   Net change in short-term borrowings - other                                      274,669              --
   Proceeds from borrowings - related parties                                     1,900,000       1,775,000
   Proceeds from borrowings - other                                                  19,683      10,310,586
   Principal payments on long-term borrowings - related parties                    (519,704)             --
   Principal payments on long-term borrowings - other                              (661,963)     (6,981,629)
   Proceeds from sale of stock                                                       13,000              --
   Other                                                                                 --          (8,077)
                                                                               ------------    ------------
              Net cash provided by financing activities                           1,025,685       4,605,380
                                                                               ------------    ------------

              Net increase (decrease) in cash and cash equivalents                 (871,805)      1,237,621
Cash and cash equivalents:
Beginning                                                                         2,066,840         714,764
                                                                               ------------    ------------
Ending                                                                         $  1,195,035    $  1,952,385
                                                                               ============    ============

Supplemental disclosures of cash flow information Cash payments for:
     Interest                                                                  $  1,015,693    $  1,091,638

Supplemental disclosures of non-cash investing activities:
     Loan receivable exchanged for accounts payable                            $     95,000    $         --


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

(1)      Description of Business and Consolidated Entities:

         Concorde Gaming Corporation (the "Company"), through a wholly-owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly-owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises") and Conami, Inc., a Florida corporation ("Conami") owns a 100% interest in two partnerships, which own and operate an offshore gaming vessel (the "Princesa") which sails out of Bayfront Park, Miami, Florida. One partnership, Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to the other partnership, Bayfront Ventures, which does business as the "Casino Princesa" and operates the Princesa. The Casino Princesa commenced operations in October 1998. Prior to March 31, 2000 the company, through Concorde Cruises and Conami, owned and operated an 80% interest in each of Princesa Partners and Casino Princesa and the remaining 20% of each partnership was owned by an unrelated corporation. On March 31, 2000 the Company through its subsidiary Concorde Cruises purchased the remaining 20% interest in the partnerships.

(2)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of the Company and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 1999 included in the Company's 1999 Annual Report on Form 10-KSB.

         Reclassifications:

         Certain 1999 amounts in the accompanying statements have been reclassified to conform to the 2000 presentation, including the reclassification of certain player match betting incentives as promotional allowance which had previously been accounted for as operating expense.

(3)      Earnings Per Share

         The following table sets forth the computation of basic and diluted Earnings Per Share (EPS). Options outstanding were not included in the EPS calculation for the nine months ending June 30, 2000, and 1999, because their effect is anti-dilutive.

                                                Three Months Ended                             Three Months Ended
                                                   June 30, 2000                                 June 30, 1999
                                    -------------------------------------------    ------------------------------------------
                                                      Weighted         Per                          Weighted         Per
                                                       Average        Share                         Average         share
                                        Loss           Shares         Amount          Income         Shares         Amount
                                    ------------    ------------   ------------    ------------   ------------   ------------
   Basic EPS
     Net Earnings (Loss)            $   (584,062)     24,070,402   $      (0.02)   $    176,236     24,010,402   $       0.01
                                    ============    ============   ============    ============   ============   ============
   Effect of dilutive securities:
     Options
   Diluted EPS                                --              --             --              --        606,763             --
                                    ------------    ------------   ------------    ------------   ------------   ------------
     Net Earnings ( Loss)           $   (584,062)     24,070,402   $      (0.02)   $    176,236     24,617,165   $       0.01
                                    ============    ============   ============    ============   ============   ============


                                                  Nine Months Ended                              Nine Months Ended
                                                    June 30, 2000                                  June 30, 1999
                                     -------------------------------------------    -------------------------------------------
                                                       Weighted         Per                           Weighted         Per
                                                       Average         Share                          Average         Share
                                         Loss           Shares         Amount           Loss           Shares         Amount
                                     ------------    ------------   ------------    ------------    ------------   ------------
    Basic EPS

     Net loss                        $ (2,201,370)     24,032,739   $      (0.09)   ($ 1,521,603)     23,870,996   $      (0.06)
                                     ============    ============   ============    ============    ============   ============
    Effect of dilutive securities:
      Options
    Diluted EPS                                --              --             --              --              --             --
                                     ------------    ------------   ------------    ------------    ------------   ------------
      Net loss                       $ (2,201,370)     24,032,739   $      (0.09)   ($ 1,521,603)     23,870,996   $      (0.06)
                                     ============    ============   ============    ============    ============   ============

(4)      Obligations Related to the Princesa

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, which provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by the Company. In addition, the Company, and Mr. Lien the Company's majority stockholder, guarantee the Vessel Loan. The Vessel Loan bears interest at 10.375%, monthly payments of $130,258, including interest through January 2004, when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

(5)      Segment Information

         The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different technology and marketing strategies.

         There are two reportable segments: the Casino Princesa and the Golden Gates Casino. The Casino Princesa is an offshore gaming vessel which sails out of Miami, Florida. The Golden Gates Casino is located in Black Hawk, Colorado.

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

         Financial information with respect to the reportable segments is as follows:

                                                         For Three Months Ended June 30,
                                                  Casino Princesa                Golden Gates
                                                2000           1999           2000           1999
                                            -----------    -----------    -----------    -----------
Revenues
     Casino                                 $ 4,411,159    $ 4,037,682    $ 1,069,975    $ 1,028,978
     Food and Beverage                          693,700        588,311         29,272         27,191
     Other                                      651,627        419,419         23,243         10,112
                                            -----------    -----------    -----------    -----------
         Gross Revenue                        5,756,486      5,045,412      1,122,490      1,066,281
     Less Promotional Allowance              (2,161,163)      (875,486)       (80,652)      (104,488)
                                            -----------    -----------    -----------    -----------
         Net Revenue                          3,595,323      4,169,926      1,041,838        961,793

Cost and Expenses
     Casino                                   1,811,053      1,422,421        619,955        648,311
     Food and Beverage                          413,696        358,580         37,106         29,917
     Management Fees                                 --         55,000             --             --
     Selling, General, and Administration     1,155,803      1,291,865        146,815        145,927
     Depreciation and Amortization              169,203        233,626         70,297         68,730
     Interest Expense                           213,632        251,320         19,669         17,400
                                            -----------    -----------    -----------    -----------
         Total Costs and Expenses             3,763,387      3,612,812        893,842        910,285
                                            -----------    -----------    -----------    -----------
     Segment Profit (Loss)                  $  (168,064)   $   557,114    $   147,996    $    51,508
                                            ===========    ===========    ===========    ===========

                                                           For Nine Months Ended June 30,
                                                   Casino Princesa                 Golden Gates
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------    ------------
Revenues
     Casino                                 $ 10,830,309    $  8,649,173    $  2,741,014    $  3,170,830
     Food and Beverage                         1,762,618       1,215,317          78,827         143,380
     Other                                     1,728,811       1,156,475          56,305          33,431
                                            ------------    ------------    ------------    ------------
         Gross Revenue                        14,321,738      11,020,965       2,876,146       3,347,641
     Less Promotional Allowance               (3,899,174)     (1,975,084)       (222,304)       (320,364)
                                            ------------    ------------    ------------    ------------
         Net Revenue                          10,422,564       9,045,881       2,653,842       3,027,277

Cost and Expenses
     Casino                                    4,833,060       3,073,310       1,793,441       2,016,840
     Food and Beverage                         1,080,950         947,605          93,884         153,863
     Management Fees                             275,367         190,000              --              --
     Selling, General, and Administration      3,781,977       3,618,563         424,695         485,180
     Depreciation and Amortization               501,981         573,429         212,455         201,105
     Preopening Expense                               --         540,952              --              --
     Interest Expense                            650,223         766,690          58,828          37,597
                                            ------------    ------------    ------------    ------------
         Total Costs and Expenses             11,123,558       9,710,549       2,583,303       2,894,585
                                            ------------    ------------    ------------    ------------
     Segment Profit (Loss)                  $   (700,994)   $   (664,668)   $     70,539    $    132,692
                                            ============    ============    ============    ============

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                              Three Months Ended June -    Nine Months Ended June -
                                                2000           1999          2000           1999
                                             -----------    -----------   -----------    -----------
Total Income (Loss) of Reportable Segments   $   (20,068)   $   608,622   $  (630,455)   $  (531,976)

  Unallocated amounts - corporate level
     General and administrative                  212,669        161,556       746,766        517,691
     Depreciation & Amortization                  15,368         14,590        46,073         50,445
     Corporate level interest                    321,609        249,031       808,382        708,071
     Other Expenses (Income)                     (16,852)         3,009       (30,306)       (70,780)
                                             -----------    -----------   -----------    -----------
         Total expense items                 $   532,794    $   428,186   $ 1,570,915    $ 1,205,427
                                             -----------    -----------   -----------    -----------

     Income (loss) before income taxes       $  (552,862)   $   180,436   $(2,201,370)   $(1,737,403)
                                             ===========    ===========   ===========    ===========


(6)      Contingencies

         On April 15, 1999, the Association for Disabled Americans, Inc., The Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz, Jorge Rodriquez, Ernst Rosenkrantz and Robert Cohen filed a lawsuit against the Company and Goldcoast Entertainment Cruises, Inc. ("Goldcoast"), the former owner of a 20% interest in Princesa Partners and Casino Princesa, in the United States District Court for the Southern District of Florida alleging violations of the Americans with Disabilities Act (the "ADA") with respect to the Princesa and the facilities at which the Princesa docks. The lawsuit seeks injunctive relief including an order requiring modifications to the Princesa and the docking facilities to comply with the ADA, and the closure of the Princesa and the docking facilities until such modifications are complete. Although the Company intends to defend the lawsuit vigorously, the impact, if any, of the lawsuit on the Company cannot at this time be determined. The parties are currently in settlement negotiations and the Company believes the matter will be ready for trial in October 2000 if not settled.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact the Company's operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in the Company's operations. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements herein speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

Concorde Gaming Corporation, a Colorado corporation (the "Company"), through a wholly-owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly-owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises") and Conami, Inc., a Florida corporation ("Conami") owns an 100% interest in two joint ventures, which own and operate an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. One joint venture, Princesa Partners, owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to the other joint venture, Bayfront Ventures, which does business as the "Casino Princesa". The Casino Princesa commenced operations in October, 1998. Prior to March 31, 2000 the Company, through Concorde Cruises and Conami, owned an 80% interest in each of Princesa Partners and Bayfront and the remaining 20% of each joint venture was owned by Goldcoast Entertainment Cruises, Inc. ("Goldcoast"). On March 31, 2000, the Company acquired the 20% interest of each joint venture held by Goldcoast.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

REVENUES

         Net revenues decreased 10% to $4,637,161 for the three months ended June 30, 2000, compared to $5,131,719 for the three months ended June 30, 1999.

     Casino Princesa

           Casino Princesa's net revenues decreased 14% to $3,595,323 for the three months ended June 30, 2000, compared to revenues of $4,169,926 for the three months ended June 30, 1999, due to an increase in promotional allowances to $2,161,163 for the three months ended June 30, 2000 compared to $875,486 for the three months ended June 30, 1999. Increased promotional allowances were introduced due to a new competitor entering the local gaming market. Beginning in July of 2000, such promotions have been substantially reduced as management believes they are no longer necessary to maintain passenger counts. To a lesser extent, the decrease in revenue relates to a small decrease in passenger counts in the quarter ending June 30, 2000.

     Golden Gates

           Golden Gates net revenues increased 8% to $1,041,838 for the three months ended June 30, 2000, compared to revenues of $961,793 for the three months ended June 30, 1999. A new parking lot adjacent to the casino was partially available in March 2000, and is expected to be completed in August 2000. Due to construction, there was no such parking available in the quarter ending June 30, 1999. Management believes that gaming revenues increased primarily due to the additional parking availability and the resulting higher customer counts. The gross gaming revenues reported in the Blackhawk market as a whole increased 22% during the quarter ending June 30, 2000 compared to the quarter ending June 30, 1999. While there has recently been an increase in competition in Black Hawk, the casino slightly improved its market share on a "per device" basis during the three months ended June 30, 2000. Management expects that the increased accessibility of parking will positively impact net revenues in the fourth quarter of 2000.

COSTS AND EXPENSES

           Total costs and expenses increased 5% to $4,651,965 for the three months ended June 30, 2000, compared to $4,430,523 for the three months ended June 30, 1999. Corporate-level general and administrative costs (not identifiable to a segment) increased 32% to $212,669 for the three months ended June 30, 2000, compared to $161,556 for the three months ended June 30, 1999, primarily due to increased professional fees and investor relations expenses. In the third fiscal quarter of 2000, management reduced corporate-level general and administrative costs by eliminating certain management positions and substantially eliminating investor relations expenses. These cost cutting efforts will be fully implemented in the quarter ending September 30, 2000, with expected cost reductions of approximately $50,000 per quarter.

     Casino Princesa

           Casino expenses for Casino Princesa increased 27% to $1,811,053 for the three months ended June 30, 2000, compared to $1,422,421 for the three months ended June 30, 1999, primarily due to increased payroll expenses, an increase in the provision for uncollectible accounts and increased customer transportation costs. Late in the third quarter ending June 30, 2000 management significantly reduced staff levels at the casino which should result in reduced expenses of approximately $100,000 per quarter beginning in the fourth quarter ending September 30, 2000. Food and beverage expenses increased 15% to $413,696 for the three months ended June 30, 2000 compared to $358,580 for the three months ended June 30, 1999. This increase relates to an increase in food and beverage costs that Casino Princesa pays a third party on a per capita basis. Management fees paid to Goldcoast in accordance with the Joint Venture Agreement, were $0 for the three months ended June 30, 2000, compared to $55,000 for the three months ended June 30, 1999. On March 31, 2000, Concorde Gaming acquired the 20% interest of Goldcoast in Princesa Partners and Casino Princesa and accordingly there will be no management fees paid to Goldcoast in the future. Selling, general and administrative expenses decreased 11% to $1,155,803 for the three months ended June 30, 2000, compared to $1,291,865 for the three months ended June 30, 1999, primarily due to reduced advertising and promotion expenditures.

   Golden Gates

         Casino expenses for Golden Gates decreased 4% to $619,955 for the three months ended June 30, 2000, compared to $648,311 for the three months ended June 30, 1999, primarily due to general cost reduction efforts by casino management. Selling, general and administrative expenses increased 1% to $146,815 for the three months ended June 30, 2000, compared to $145,927 for the three months ended June 30, 1999. As a result of these cost reduction measures the selling, general and administrative expense did not increase in proportion to the increase in revenues. Food and beverage expenses increased 24% to $37,106 for the three months ended June 30, 2000 compared to $29,917 for the three months ended June 30, 1999, primarily due to increased customer traffic.

OTHER EXPENSE. Interest expense and financing costs payable to BHL Capital Corporation ("BHL"), a corporation controlled by Bruce H. Lien, the Company's majority shareholder, increased 16% to $326,302, for the three months ended June 30, 2000, compared to $280,834 for the three months ended June 30, 1999. The increase is due to additional borrowings in the nine months ending June 30, 2000. Other interest and financing costs decreased 4% to $228,608 for the three months ended June 30, 2000, compared to $236,917 for the three months ended June 30, 1999, due to scheduled principal repayments.

FEDERAL AND STATE INCOME TAXES. The Company recorded a Federal and State income tax provision of $31,200 for the three months ended June 30, 2000, compared to a provision of $4,200 for the three months ended June 30, 1999. The Company recorded the income tax provision to offset previously booked income tax benefits that the Company determined would not be available for use by the Company.

NINE MONTHS ENDED JUNE 30, 2000, COMPARED TO NINE MONTHS ENDED JUNE 30, 1999.

REVENUES

           Net revenues increased 8% to $13,076,406 for the nine months ended June 30, 2000, compared to $12,073,158 for the nine months ended June 30, 1999.

     Casino Princesa

           Casino Princesa net revenues increased 15% to $10,422,564 for the nine months ended June 30, 2000, compared to revenues of $9,045,881 for the nine months ended June 30, 1999, as a result of increased passengers.

     Golden Gates

           Golden Gates net revenues decreased 12% to $2,653,842 for the nine months ended June 30, 2000, compared to revenues of $3,027,277 for the nine months ended June 30, 1999, primarily as a result of the parking lot construction, which began in January of 1999 with the parking lot being completely closed beginning in March 1999, which severely limited customer access to the casino during five of the nine months ending June 30, 2000 as compared with only the last four months of the nine months ending June 30, 1999 and a decrease in marketing expenditures. The parking lot was partially available in March 2000, while completion is expected in August, 2000. Management expects the increased accessibility of parking will positively impact net revenues in the fourth quarter of 2000.

COSTS AND EXPENSES

           Total costs and expenses increased 11% to $13,790,649 for the nine months ended June 30, 2000, compared to $12,368,983 for the nine months ended June 30, 1999. Except as noted below, the increase in overall expense is primarily a function of the increased gross revenues. Corporate level general and administrative costs (not identifiable to a segment) increased 44% to $746,766 for the nine months ended June 30, 2000, compared to $517,691 for the nine months ended June 30, 1999. The increase substantially relates to an increase in investor relations expenses and professional fees. In the third quarter ending June 30, 2000, management reduced corporate-level general and administrative costs by eliminating certain management positions and substantially eliminating investor relations expenses. Management believes these cost cutting efforts will be fully implemented in the fourth quarter ending September 30, 2000, with expected cost reductions of approximately $50,000 per quarter.

     Casino Princesa

           Casino expenses for Casino Princesa were $4,833,060 for the nine months ended June 30, 2000, compared to $3,073,310 for the Princesa's initial nine months of operation ended June 30, 1999. As a percentage of gross casino revenue, casino expenses increased to 45% for the nine months ended June 30, 2000 as compared to 36% for the same period ended June 30, 1999. The increased expenses primarily relate to increased payroll, an increase in the provision for uncollectible accounts, and increased customer transportation costs. Food and beverage expenses for Casino Princesa increased 14% to $1,080,950 for the nine months ended June 30, 2000, compared to $947,605 for the Princesa's initial nine months of operation ended June 30, 1999 due to increased food and beverage sales. As a percentage of food and beverage revenues, expenses decreased to 61% for the nine months ended June 30, 2000 as compared to 78% for the same period ended June 30, 1999, primarily due to operational efficiencies. Management fees paid in accordance with the Joint Venture Agreement to Goldcoast were $295,367 for the nine months ended June 30, 2000, compared to $190,000 for the nine months ended June 30, 1999. On March 31, 2000, Concorde Gaming acquired Goldcoast's 20% interest in Princesa Partners and Casino Princesa and accordingly there will be no management fees paid to Goldcoast in the future. Selling, general and administrative expenses increased 5% to $3,781,977 for the nine months ended June 30, 2000, compared to $3,618,563 for the nine months ended June 30, 1999, primarily due to increased customer counts. Pre-opening and start-up costs related to Casino Princesa, were $0 for the nine months ended June 30, 2000, compared to $540,952 for the nine months ended June 30, 1999.

     Golden Gates

         Casino expenses for Golden Gates decreased 11% to $1,793,441 for the nine months ended June 30, 2000, compared to $2,016,840 for the nine months ended June 30, 1999, primarily due to a decrease in customer traffic and a decrease in marketing expenditures. Food and beverage expenses decreased 39% to $93,884 for the nine months ended June 30, 2000, compared to $153,863 for the nine months ended June 30, 1999, primarily due to the restaurant being subleased and operated by a third party for the entire nine month period in 2000 as compared to three months of the nine month period ending June 30, 1999. Selling, general and administrative expenses decreased 12% to $424,695 for the nine months ended June 30, 2000, compared to $485,180 for the nine months ended June 30, 1999. The change is directly related to the decrease in revenues.

OTHER EXPENSE. Interest expense and financing costs to BHL increased to $812,716, for the nine months ended June 30, 2000, compared to $803,624 for the nine months ended June 30, 1999. The increase relates to increased borrowings from BHL. Other interest and financing costs decreased to $704,717 for the nine months ended June 30, 2000, compared to $708,734 for the nine months ended June 30, 1999, due to scheduled repayment of the amounts borrowed.

Federal and State Income Taxes. The Company recorded a Federal and State income tax provision of $0 for the nine months ended June 30, 2000, compared to a benefit of $215,800 for the nine months ended June 30, 1999. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,195,035 at June 30, 2000, compared to $2,066,840 at September 30, 1999, a decrease of $871,805.

         During the nine months ended June 30, 2000, the Company's operating activities provided cash of $54,086 compared to using cash of $2,422,952 during the nine months ended June 30, 1999.

         Investing activities used cash of $1,951,576 during the nine months ended June 30, 2000, compared $944,807 during the nine months ended June 30, 1999. The Company used $1,689,906 during the nine months ended June 30, 2000, for the acquisition of property, equipment, and intangibles, compared to $519,991 during the nine months ended June 30, 1999. The 2000 acquisitions primarily relate to the purchase of Goldcoast's 20% interest in Princesa Partners and Bayfront Ventures.

         Financing activities provided cash of $1,025,685 during the nine months ended June 30, 2000, compared to cash provided of $4,605,380 during the nine months ended June 30, 1999. Borrowings from a related party provided $1,900,000 for the nine months ended June 30, 2000, compared to $1,775,000 for the nine months ended June 30, 1999. Long-term borrowings from other sources provided $19,683 during the nine months ended June 30, 2000, compared to $10,310,586 during the nine months ended June 30, 1999. Short-term borrowings were increased by $274,669 during the nine months ended June 30, 2000, while short-term borrowings were reduced by $490,500 (all from BHL) during the nine months ended June 30, 1999. Principal payments on long-term debt to BHL were $519,704 for the nine months ended June 30, 2000, compared to $0 for the nine months ended June 30, 1999. Principal payments on other long-term debt were $661,963 during the nine months ended June 30, 2000, compared to $6,981,629 during the nine months ended June 30, 1999.

The Company has available $500,000 of financing under revolving bank credit facilities, of which $274,669 of borrowings were outstanding at June 30, 2000. The bank line matures on March 1, 2001, and was issued pursuant to the Loan Agreement under which the Company has agreed to maintain typical financial covenants (see footnote 4 to Financial Statements).

Primarily to finance the acquisition of the remaining 20% interest in Princesa Partners and Bayfront Ventures from Goldcoast and for general working capital requirements, the Company borrowed an additional $1,850,000 from BHL. Interest is payable monthly at 18% per annum, however, as allowed by the financing arrangement, the Company periodically adds any unpaid interest into the note principal.

The notes payable to BHL of $7,458,052 as of June 30, 2000 are due as follows:
$1,850,000 is due on demand and $5,608,052 is due January 1, 2001. Management believes these short-term borrowings will be refinanced with BHL prior to January 1, 2001.

Management has commenced early negotiations with other financing sources to refinance the BHL debt to achieve more favorable rates. Management is also seeking additional financing is also being sought to renovate and expand the Golden Gates facility. There is no assurance that such capital will be obtained.

Future Operations

         The Company's ability to meet its working capital requirements is dependent upon the future operations of the Casino Princesa and the Golden Gates Casino. The Company believes that cash flow from the casino operations resulting from anticipated increases in profitability relating to expense reductions, combined with the Company's existing financing arrangements will be sufficient to meet its current working capital requirements. The Company believes that the acquisition of the 20% interest in Bayfront Ventures and Princesa Partners and the subsequent change in management structure will give management better control over the operations of Casino Princesa and that management will be able to increase cash flows due to increased efficiencies.

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

o The Company operates in a very competitive environment. The growth in the number of slot machines inventory in Black Hawk, Colorado, which has historically increased annually, the introduction of competing gaming vessels in the Miami market and the spread of legalized gaming in other states and countries, could negatively affect our operating results.

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

o The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms affect daily passenger counts and may cause the cancellation of cruises. Based on the Casino Princesa's

     21-month operating history, higher levels of passenger counts are expected in the months approximately February to July.

o The Casino Princesa, has historically earned the majority of its revenues from various table games, while the Golden Gates derives the vast majority of its revenues from slot machines. Slot machine revenues are generally more consistent over time than table game revenues. Table game revenues will vary more due to timing of wins and losses of those customers who place large wagers.

o The Casino Princesa regularly grants credit to certain customers who play table games. While management actively manages this credit risk, the collectibility of these reveivables is not assured and any uncollectible accounts may negatively effect the Company's operating results.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 15, 1999, the Association for Disabled Americans, Inc., The Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz, Jorge Luis Rodriquez, Ernst Rosenkrantz and Robert Cohen filed a lawsuit against the Company and Goldcoast in the United States District Court for the Southern District of Florida alleging violations of the Americans with Disabilities Act (the "ADA") with respect to the Princesa and the facilities at which the Princesa docks. The lawsuit seeks injunctive relief including an order requiring modifications to the Princesa and the docking facilities to comply with the ADA, and the closure of the Princesa and the docking facilities until such modifications are complete. Although the Company intends to defend the lawsuit vigorously, the impact, if any, of the lawsuit on the Company cannot at this time be determined. The parties are currently in settlement negotiations and the Company believes this matter will be ready for trial in October 2000 if not settled.

ITEM 5. OTHER INFORMATION

On August 1, 2000, the Company, Concorde Cruises, Inc. ("Concorde Cruises"), a wholly owned subsidiary of the Company, and Michael A. Hlavsa ("Hlavsa") entered into Amendment No. 1 to Consulting Agreement (the "Amendment") amending the Consulting Agreement between the Company and Hlavsa dated March 31, 2000 (the "Agreement"). Pursuant to the Amendment, Hlavsa's duties are limited and the compensation due to Hlavsa from Concorde Cruises is decreased to $10,000 per month. Additionally, the Amendment amends the term of the Agreement to end on May 31, 2001. Pursuant to the Amendment, the Company guaranteed the payment obligations of Concorde Cruises pursuant to the Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit No.          Description
-----------          -----------
       10.1*  Amendment No. 1 to Consulting Agreement between the Company,
              Concorde Cruises, Inc. and Michael A. Hlavsa dated as of August 1,
              2000.

       27*    Financial Data Schedule.

----------------
* Filed herewith.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCORDE GAMING CORPORATION


Date: August 14, 2000                 By: /s/ Jerry L. Baum
                                          ---------------------
                                          Jerry L. Baum, Chief Executive Officer

                                 EXHIBIT INDEX

   Exhibit No.       Description
   -----------       -----------
       10.1*         Amendment No. 1 to Consulting Agreement between the
                     Company, Concorde Cruises, Inc. and Michael A. Hlavsa dated as of August 1, 2000.

       27*           Financial Data Schedule.

----------------
* Filed herewith.