Form 10KSB
period 2000-09-30
CONCORDE GAMING CORP
filed 2001-05-04
CIK 215503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File No.
September 30, 2000                                                        0-8698

                           CONCORDE GAMING CORPORATION
                 (Name of small business issuer in its charter)

            Colorado                                         84-0716683
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

         State issuer's revenues for the most recent fiscal year.  $17,375,232

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 5, 2001 was $57,879. This calculation is based upon the price at which a share of voting stock was last traded ($0.01) on April 5, 2001.

         The number of outstanding shares of the issuer's $.01 par value common stock was 24,070,402 as of April 24, 2001.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Concorde Gaming Corporation (the "Company" or "Registrant") was incorporated as a Colorado corporation on September 1, 1976. The Company, through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa") and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. The Company is currently in the process of consolidating Casino Princesa and Princesa Partners with Concorde Cruises. Concorde Cruises owns 100% of Casino Princesa and Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. Construction of the Princesa was completed and the Princesa commenced operations in October, 1998.

BUSINESS DEVELOPMENTS

         CASINO PRINCESA

         Partnership Interest Purchase Agreement. In August 1997, the Company purchased an 80% interest in Casino Princesa. Goldcoast Entertainment Cruises, Inc., an unaffiliated Florida corporation ("Goldcoast") owned the remaining 20% at such time. Pursuant to a Partnership Interest Purchase Agreement (the "Purchase Agreement") dated as of March 31, 2000 between Concorde Cruises, Goldcoast and Michael A. Hlavsa ("Hlavsa") and David Grossman, the shareholders of Goldcoast, Concorde Cruises acquired the 20% interest held by Goldcoast in each of Bayfront Ventures and Princesa Partners for $1,500,000 (the "Purchase Price").

         Use Agreement. On June 25, 1997, Casino Princesa entered into a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement was amended on August 29, 1997. The Use Agreement grants Casino Princesa the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term ("Initial Term") of the Use Agreement, as amended, is for five years commencing October 1, 1997. Casino Princesa has the option to extend for one additional five-year term ("Extension Term") at the end of the Initial Term if there has been no event of default under the Use Agreement. Casino Princesa also has a right of first refusal to extend an additional five year term (the "Additional Term") following the end of the Extension Term provided the Trust in its sole discretion has determined to permit the continued use of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement.

The Use Agreement provides that Casino Princesa will pay the Trust annual fees during the Use Initial Term as follows: $400,000 in year one, $450,000 in each of years 2 and 3, and $475,000 in each of years 4 and 5. During the Extension Term the annual fees increase by four percent (4%) over the previous year and during the Additional Term the annual fees increase by eight percent (8%) over the previous year. The Company is also required throughout the term of the Use Agreement to provide an irrevocable letter of credit on behalf of Casino Princesa for the benefit of the Trust, in an amount equal to the next two years' annual fees. As of September 30, 2000, the Company has provided a $475,000 irrevocable letter of credit (the "Letter of Credit") to the Trust. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

         FINANCING

         Princesa Partners entered into a Loan and Security Agreement (the "Loan Agreement") with a number of lenders (the "Lenders"), to obtain permanent financing (the "Vessel Loan") for the Princesa. Proceeds of the Vessel Loan were used to pay in full the loan for construction financing with respect to the Princesa, to acquire equipment (including gaming equipment) for the Princesa and for other project costs. The Vessel Loan is secured by a first Preferred Ship Mortgage (the "Ship Mortgage") dated October 15, 1998. Also, Casino Princesa and Princesa Partners granted to the Lenders, pursuant to a Security Agreement (the "Security Agreement") dated as of October 22, 1998, a security interest in all furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners and used in connection with or located on the Princesa. Casino Princesa is currently in default of the Loan Agreement due to non-compliance with certain of the covenants contained in the Loan Agreement. The Company has been advised by the lenders that they have tentatively agreed to waive such noncompliance until October 1, 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

         Pursuant to the Vessel Loan, Casino Princesa and the Company guaranteed the obligations of Princesa Partners pursuant to a Guaranty, Subordination Agreement, Security Agreement and Indemnity dated October 22, 1998 (the "Bayfront Guaranty") and to a Guaranty dated October 22, 1998, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

         GOLDEN GATES CASINO

         Parking Garage Agreement. Concorde Cripple Creek, Elevation E8000+, LLC ("E8000") and KMM Parking L.L.C., a Colorado limited liability company ("KMM") entered into an agreement dated October 22, 1997 (the "Parking Garage Agreement") to subject certain property located in Black Hawk, Colorado to a condominium regime. Pursuant to the Parking Garage Agreement, the parties contributed parcels of land adjacent or near the Golden Gates Casino for construction of a 450-stall parking garage ("Parking Garage"). The Parking Garage Agreement was amended on February 2, 1998, July 6, 1998 and October 19, 1998. Concorde Cripple Creek and KMM entered into a Sublease (the "Sublease") dated December 30, 1998 pursuant to which Concorde Cripple Creek leased at no cost 50 parking spaces from KMM for use during construction of the Parking Garage. Pursuant to the Parking Garage Agreement, KMM obtained a loan (the "Loan") for approximately $10,000,000 to finance construction of the Parking Garage with the Loan to be repaid solely by KMM. Collateral for the Loan includes the land each of the parties contributed under the Parking Garage Agreement. Construction of the Parking Garage was completed in March 2000. Pursuant to the Parking Garage Agreement the parties will enter into a condominium declaration whereby each party will be granted title to a proportionate share of the parking spaces based on each party's contribution of property, provided however, that Concorde Cripple Creek will own a minimum of 34 parking spaces. Additionally, only KMM's property will secure the Loan after the condominium declaration is entered into. Further, Concorde Cripple Creek will be required to lease E8000's parking spaces from E8000, which will be a minimum of 41 parking spaces.

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

         The Golden Gates Casino is located on Main Street in Black Hawk, Colorado directly across from the Richman Street Bridge, which bridge provides access onto Main Street from U.S. Highway 119. The Golden Gates Casino offers 3 blackjack tables, 1 poker table, and 216 gaming machines on approximately 3,800 square feet of gaming floor space and also features a 50-seat restaurant, a full service liquor bar and furnishes nightly valet parking.

         The Golden Gates Casino depends primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents for its customer base. Denver, and its surrounding communities, have an approximate population of 2 million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

         COMPETITION

         The primary competition for the Golden Gates Casino is from other casinos operating in Black Hawk and Central City, of which there were approximately 26 as of September 30, 2000, and, secondarily, casinos operating in Cripple Creek of which there were approximately 19 as of September 30, 2000. The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of gaming machines and tables, types and pricing of amenities, name recognition, and overall atmosphere.

         In June 1998, the Lodge Casino at Black Hawk opened across the street from Golden Gates Casino. In late December of 1998, a new casino, the Isle of Capri, opened in Black Hawk and added approximately 1,100 gaming devices to the Black Hawk gaming market. In November 2000, the Riviera opened approximately one block from the Golden Gates Casino and in March 2000, The Black Hawk Mardi Gras L.L.C. opened directly across Main Street from the Golden Gates Casino. Collectively, the Riviera and The Black Hawk Mardi Gras L.L.C. added approximately 1,720 gaming devices to the Black Hawk gaming market. In addition, other casino projects are reported to be in various stages of planning or have commenced construction in Black Hawk. More experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, including Harvey's Hyatt Black Hawk Hotel & Casino, Anchor Gaming and Fitzgerald's, many of which have substantially greater financial and marketing resources than the Company or Concorde Cripple Creek. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities to continue to increase.

         While it is difficult to assess the development and timing of competing projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the announced projects will be completed and opened to the public. The Company believes the opening of the Lodge Casino at Black Hawk, the Riviera and the Black Hawk Mardi Gras has increased the number of casino patrons and increased revenues over prior years results. However, should any of the announced casino projects open, the increased competition may adversely affect the Golden Gates Casino's operations.

         On November 4, 1999, Central City property owners approved a business improvement district to seek financing for the construction of a southern access road (commonly referred to as the South Access) to Interstate 70. This road, if constructed, would provide a faster route for gamblers to drive to Central City off of I-70. If the South Access is built, it would likely have a negative impact on the Golden Gates Casino. Central City is located adjacent to Black Hawk and currently provides the primary competition to the gaming establishments in Black Hawk, with 7 casinos and approximately 1,839 gaming devices. Black Hawk has historically enjoyed an advantage over Central City in large part because access to Central City by State Highway 119 (currently the only major access to either Black Hawk or Central City from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City.

         A decline in the Denver economy, a decline in the Black Hawk gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on Golden Gate Casino's results of operations, financial position and cash flows.

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

SEASONAL FLUCTUATION AND INCLEMENT WEATHER

         Because the Golden Gates Casino is located in the Rocky Mountains, sudden and severe winter storms may adversely affect Concorde Cripple Creek's revenues. Access to Black Hawk, which is located ten miles from Interstate 70, is via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, reducing the number of patrons traveling to Black Hawk and negatively affecting the Company's revenues during these periods. In addition, bad weather can result in a loss of services to the Golden Gates Casino which negatively affects Concorde Cripple Creek's operations. As a result, the Golden Gates Casino's business tends to be seasonal, with the highest level of activity occurring during the summer months.

         DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES

         The operation of the Golden Gates Casino requires qualified managers and skilled employees with gaming industry experience and qualifications necessary to obtain the requisite licenses. The Company believes that a shortage of skilled labor exists in the gaming industry and that this shortage will make it increasingly difficult and expensive for the Golden Gates Casino to attract and retain qualified employees. Increasing competition in the Black Hawk market for qualified employees may lead to higher costs in order to retain and attract qualified employees. While the Company believes that the Golden Gates Casino will be able to attract and retain qualified employees, there can be no assurance that the Golden Gates Casino will be able to do so. If the Golden Gates Casino is not able to attract and retain qualified employees or if labor costs increase in connection therewith, there could be an adverse impact on the Golden Gates Casino's results of operation.

         LEGISLATIVE ISSUES

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

         The Gaming Commission requires various licenses, findings of suitability, registrations, permits and approvals to be held by the Company and its subsidiaries. The Gaming Commission may, among other things, limit, condition, suspend or revoke a license to operate for any cause deemed reasonable. Substantial fines or forfeiture of assets may be levied against Concorde Cripple Creek and the persons involved for violations of the Colorado Regulations. In addition, the actions of persons associated with Concorde Cripple Creek and its management employees, over which Concorde Cripple Creek may have little or no control, could jeopardize any licenses held by Concorde Cripple Creek in Colorado. The suspension or revocation of any of Concorde

Cripple Creek's licenses or the levy on Concorde Cripple Creek of substantial fines or forfeiture of assets would have a material adverse effect on the Company.

         To date, Concorde Cripple Creek has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gates Casino. However, gaming licenses and related approvals are deemed to be privileges under Colorado law, and no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing licenses, permits or approvals will not be revoked or not renewed. The current retail gaming license for Golden Gates Casino expires in July 2001. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that the Company can successfully renew its licenses in a timely manner or at all.

         Under Colorado Regulations, no person can have an "interest" in more than three gaming retailer/operator licenses. Concorde Cripple Creek currently has one license. Accordingly, any expansion opportunities that the Company or Concorde Cripple Creek may have in Colorado may be limited.

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

         Any person or group of related persons that acquire beneficial ownership of over 5% of the Company's voting securities must report the acquisition to the Gaming Commission within ten days of acquiring such interest and may be required to provide additional information to the Gaming Commission and be found suitable. Any person or group of related persons that acquire beneficial ownership of 10% (or, with respect to institutional investors, 15%) or more of the Company's voting securities must apply to the Gaming Commission within 45 days after acquiring such interest and submit to investigation for suitability by the Gaming Commission. Certain qualifying institutional investors, at the Gaming Commission's discretion, may acquire up to 15% ownership before a finding of suitability is required if such investors provide certain information to the Gaming Commission regarding investment intent and other matters. In order to be found suitable, a stockholder must be a person of good moral character, honesty, integrity, and, in general terms, must be free from previous criminal or unsavory convictions or similar acts. The Gaming Commission may require substantial information in connection with a suitability investigation, including personal background and financial information, source of funding information, and a sworn statement that such person or entity is not holding the stock for any other party, and may require fingerprints.

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

         TAXATION

         Concorde Cripple Creek's operations are subject to taxes imposed upon gaming operators by the Gaming Commission and Black Hawk. Taxes currently levied on Concorde Cripple Creek's operations include taxes, payable monthly, on adjusted gross proceeds ("AGP" is defined by Colorado law as amount wagered minus the total amount paid out in prizes) and annual gaming device fees. Such taxes and fees are subject to revision from time to time. Effective July 1, 1999 the Gaming Commission lowered the annual tax rates. The annual tax rates in effect for the 12 months beginning July 1, 1999 are .25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million, 4% from $4.0 million to $5.0 million, 11% from $5.0 million to $10.0 million, 16% from $10.0 million to $15.0 million, and 20% of amounts in excess of $15.0 million of AGP. Under the Colorado Constitution, the Gaming Commission is authorized to increase the gaming tax rate to as much as 40% of AGP.

         Black Hawk currently imposes an annual fee of $912 per device and also imposes liquor licensing fees, transportation fees and other fees per device. Significant increases in the applicable fees, or the imposition of new taxes or fees, could have an adverse effect on the Company, and there can be no assurance that such fees will not be increased or additional taxes or fees be imposed, which could have an adverse impact on the Company's operations.

FLORIDA OPERATIONS

         Casino Princesa currently employs approximately 140 people and operates the gaming vessel, the Princesa. Casino Princesa operates so-called "cruises to nowhere" where passengers board the Princesa and travel into international waters before gaming activities can commence. Each cruise to nowhere is approximately four and one-half hours in length, including the travel time to and from international waters. The Princesa departs from docks in Bayfront Park, adjacent to Bayside Marketplace in Biscayne Bay, Miami, Florida.

         The Princesa was completed in early October 1998 and is a United States registered vessel operating under a Certificate of Inspection from the United States Coast Guard. The Princesa is approximately 100 gross registered tons in size, 200 feet in length and 40 feet in width, and has four decks, three of which are enclosed. It has a capacity for 600 passengers in addition to the crew. The Princesa features over 10,000 square feet of gaming area with approximately 450 gaming positions, including approximately 223 slot and video gaming machines and 36 table games including blackjack, craps, roulette, stud poker, pai gow, mini baccarat and other games. Other amenities include dining, dancing and entertainment and cocktail lounges. The Princesa was designed specifically for the offshore gaming industry and includes an internal stabilization system for passenger comfort.

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

         SEASONAL FLUCTUATIONS AND INCLEMENT WEATHER

         Casino Princesa's revenues are adversely affected by inclement weather, which has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are historically lower immediately before and immediately after inclement weather conditions. During Fiscal 2000, the Casino Princesa conducted 780 cruises and carried a total of 171,847 passengers. The Casino Princesa cancelled 40 cruises due to inclement weather and 12 cruises due to maintenance and repairs during this time period. The cruise to nowhere industry in Florida is also subject to seasonal fluctuations with the highest levels of activities occurring during the months of January through April.

         SALES AND MARKETING

         Casino Princesa focuses its sales and marketing efforts within a one hundred mile radius of Miami. Casino Princesa must attract passengers from both the local population and the tourist population to survive the seasonal fluctuations that are known to occur in the Florida tourist industry. Casino Princesa focuses its efforts on local markets and on tourists visiting the local markets on vacation and promotes its cruises through general advertising, direct mailings, travel agents and it's own sales force.

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

         Various legislation has been proposed from time to time in Florida that would have adversely impacted the cruise to nowhere industry. To date, no such legislation has become law. There can be no assurance that further legislation will be introduced and become law in the future that could adversely affect the business of the Casino Princesa.

EMPLOYEES

         As of January 11, 2001, the Company, and its subsidiaries, employed approximately 208 people, with approximately 183 employed full time. No employee is covered by a collective bargaining agreement. The Company believes that it has satisfactory employee relations.

ENVIRONMENTAL MATTERS

         Compliance with federal, state and local laws regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected by the Company to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Company. The Company is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases approximately 4,500 square feet of office space located in Rapid City, South Dakota on a month-to-month basis from BHL Capital Corporation ("BHL Capital"), a corporation controlled by Brustuen "Bruce" H. Lien, the majority shareholder, director and chairman of the board of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Casino Princesa has the right to use dock space in Biscayne Bay with respect to the Princesa from the Trust pursuant to the terms of the Use Agreement. The term of the Use Agreement is for five years commencing October 1997 with one option to renew the Agreement for five years provided that no event of default has occurred. Casino Princesa also has a right of first refusal to extend the Use Agreement for an additional five years following the end of the Extension Term if the Trust decides to continue the use of the docks for gaming vessels and no event of default has occurred under the Use Agreement. See "DESCRIPTION OF BUSINESS--Business Developments--Use Agreement."

         Effective July 21, 1997, Concorde Cripple Creek and E8000 entered into a lease for the Golden Gates Casino ("Casino Lease"). The Casino Lease is for an initial term (the "Initial Term") of five years and Concorde Cripple Creek has two 5-year options to renew. The base rent is $15,000 per month during the first year of the Initial Term and increases to $16,000 per month during the second year and $17,000 per month for the remainder of the Initial Term. In addition to the base rent, Concorde Cripple Creek is required to pay E8000 additional rent ("Percentage Rent") equal to a percentage of the Golden Gates Casino's adjusted net gaming revenue ("ANGR"). The Percentage Rent shall be payable monthly based on annual ANGR as follows: 2% of the first $2,000,000 ANGR; plus 4% of the second $2,000,000 ANGR; plus 6% of the third $2,000,000 ANGR; plus 8% of the ANGR in excess of $6,000,000. During the third, fourth and fifth years of the Initial Term, Concorde Cripple Creek has the option to purchase the Golden Gates Casino and E8000's 50% interest in two adjacent properties (which includes the Parking Lot) for $5,941,500; $6,115,500; and $6,294,720, respectively.

         Concorde Cripple Creek owns an undivided 50% interest in two parcels of land near, or adjacent to, the Golden Gates Casino. The first property is an undeveloped small lot ("Vacant Lot") located behind the Golden Gates Casino. The second property is a 50-space parking lot ("Parking Lot") located adjacent to the Golden Gates Casino on Main Street.

E8000, Concorde Cripple Creek and KMM are parties to that certain Agreement to Subject Property to Condominium Regime dated October 22, 1997, as amended ("Condominium Agreement"), with respect to a portion of the Golden Gates Casino property, the Parking Lot, the Vacant Lot, and certain other real property (on all of which the Parking Garage is constructed). On January 1, 1999, E8000 and Concorde Cripple Creek amended the Casino Lease (the "Amendment") and canceled the parking lot lease and co-ownership agreement, each between Concorde Cripple Creek and E8000. The Amendment provides, among other things, for a base rent of $22,200 per month, which increases to $24,000 per month upon completion of the Parking Garage. Under the Amendment, once the Parking Garage is complete, the Company is required to contribute land with a book value of $1,097,080 to the condominium regime established pursuant to the Condominium Agreement. The Parking Garage is substantially complete and once certain construction defects are corrected, the land will be contributed. See "LEGAL PROCEEDINGS."

         The Company believes that the above facilities and equipment are well maintained and in good operating condition and will satisfy its current needs.

ITEM 3. LEGAL PROCEEDINGS.

         Association for Disabled Americans, Inc., Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz and Jorge Luis Rodriguez v. Concorde Gaming Corporation and Goldcoast Entertainment Cruises, Inc. (United States District Court for the Southern District of Florida, Miami Division, Civil Action No. 99-1056). On April 15, 1999, the Association for Disabled Americans, Inc., et. al (the "Plaintiffs"), sued the Company and Goldcoast (the "Defendants") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claim, in part, that the Defendants have discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the Princesa and that the Defendants have failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining the Defendants from continuing its alleged discriminatory practices, ordering the Defendants to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorneys' fees, costs and expenses incurred. This matter had been set for trial on December 18, 2000. However, the parties mutually extended the time for trying the case so that settlement negotiations may continue. There can be no assurance that this matter will be settled or that such settlement will not have a material impact on the operations of the Casino Princesa. The Company intends to vigorously defend this action.

         Concorde Cripple Creek, Inc. v. KMM Parking, LLC (District Court, Denver County, Colorado, No. CV4154). On June 22, 2000, Concorde Cripple Creek, Inc. ("Concorde") sued KMM for damages relating to breach of the Sublease between the parties. Concorde primarily asserts that KMM failed to perform its contractual obligation to provide Concorde with numerous interim parking spaces during the construction of the Parking Garage. In April 2000 Concorde Cripple Creek settled this dispute on terms favorable to the Company.

         The Company is also involved in routine litigation arising in the ordinary course of the Casino Princesa's and Golden Gates' business. These matters are believed by the Company to be covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 2000.

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

                                                    High Bid          Low Bid
                                                    --------          -------
Fiscal Year ended September 30, 2000
   First Quarter                                      $0.88            $0.29
   Second Quarter                                      0.25             0.14
   Third Quarter                                       0.17             0.13
   Fourth Quarter                                      0.25             0.17

Fiscal Year ended September 30, 1999
   First Quarter                                      $0.31            $0.10
   Second Quarter                                      0.22             0.07
   Third Quarter                                       0.48             0.08
   Fourth Quarter                                      0.37             0.10

         As of April 15, 2001, there were approximately 143 record holders of Common Stock.

DIVIDENDS

         The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the financial statements and notes thereto filed with this report. As used herein, the term "Fiscal 2000" refers to the fiscal year ending September 30, 2000, and the term "Fiscal 1999" refers to the fiscal year ending September 30, 1999.

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact the Company's operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in the Company's operations. The success of the Company's business operations is dependent on factors such as access to capital, the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

RESULTS OF OPERATIONS

         Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Revenues. Net revenues were $17,375,232 for Fiscal 2000, compared to $18,310,811 for Fiscal 1999, a decrease of 5.1%. Net revenues decreased primarily as a result of an increase in promotional allowances for the Casino Princesa. The Casino Princesa had net revenues of $13,501,984 for Fiscal 2000, compared to net revenues of $14,268,994 for Fiscal 1999. The decrease of 5.4% was primarily due to an increase in promotional allowances. Golden Gates Casino net revenues were $3,873,247 for Fiscal 2000, compared to $4,041,817 for Fiscal 1999, a decrease of 4.2%. This decrease was primarily attributed to the negative impact of the Parking Garage construction in the late fall and early winter months of Fiscal 2000. Food and beverage revenues were $2,457,152 for Fiscal 2000, compared to $1,944,153 for Fiscal 1999, an increase of 26.4%. This increase was primarily due to an increase in passengers on the Casino Princesa. Other revenues were $2,490,842 for Fiscal 2000, compared to $1,755,186 for Fiscal 1999,an increase of 41.9%. Other revenues increased primarily as a result of an increase in admission revenues for the Casino Princesa. Promotional allowances were $5,297,309 in Fiscal 2000, compared to $3,403,590 for Fiscal 1999, an increase of 55.6%. The increase in promotional allowances was attributable to the operations of the Princesa and its efforts to compete with another day-cruise vessel operating in the Miami area. This competitor has since gone out of business. Consequently, the Company anticipates that it will significantly reduce promotional allowances in Fiscal 2001.

         Costs and Expenses. Total costs and expenses were $18,999,128 for Fiscal 2000, compared to $17,448,931 for Fiscal 1999. The increase of 8.9% was primarily a result of the operations of the Princesa. Casino expenses for the Princesa were $6,671,798 for Fiscal 2000, compared to $4,714,931 for Fiscal 1999, an increase of 41.5%. The increase in casino expenses was primarily due to increases in payroll and vessel repairs and maintenance. Casino expenses for Golden Gates Casino were $2,594,023 for Fiscal 2000, compared to $2,694,263 for Fiscal 1999, a decrease of 3.7%. Such decrease was due to decreases in gaming taxes. Food and beverage expenses were $1,655,057 for Fiscal 2000, compared to $1,508,177 for Fiscal 1999, an increase of 9.7%. This increase was primarily a result of an increase in passengers on the Princesa. Food and beverage expenses for the Princesa were $1,515,467 for Fiscal 2000, compared to $1,329,762 for Fiscal 1999. Food and beverage expenses for Golden Gates Casino decreased to $139,590 for Fiscal 2000 compared to $178,414 for Fiscal 1999, due to the discontinuation of restaurant operations. Management fees, which represent payments made to Goldcoast related to the Princesa, were $275,368 for Fiscal 2000, compared to $367,916 for Fiscal 1999, a decrease of 25.2%. Such decrease was due to the purchase of Goldcoast's interest in the Casino Princesa in March 2000. Selling, general and administrative expenses were $6,655,197 for Fiscal 2000 compared to $6,374,368 for Fiscal 1999, an increase of 4.4%. Selling, general and administrative expenses for the Casino Princesa were $5,255,396 for Fiscal 2000, compared to $4,997,083 for Fiscal 1999 primarily due to an increase in promotional expenses. Selling, general and administrative expenses for Golden Gates Casino decreased to $515,233 for Fiscal 2000, compared to $592,804 for Fiscal 1999, due to decreased marketing efforts. Depreciation and amortization were $1,110,727 for Fiscal 2000, compared to $996,517 for Fiscal 1999, an increase of 11.5%. This increase was due to increased capital expenditures. There were no pre-opening and start-up costs in Fiscal 2000, compared to $718,275 for Fiscal 1999.

         Other Income and Expense. Interest expense and financing costs to related parties, net of capitalized interest, were $1,156,574 for Fiscal 2000, compared to $1,087,221 for Fiscal 1999. The increase of 6.4% was due to increased borrowings from related parties. Other interest expense and financing costs decreased to $938,212 for Fiscal 2000, compared to $962,746 for Fiscal 1999.

         Federal and State Income Taxes. The Company recorded no Federal and State income tax benefit for Fiscal 2000, compared to $100,700 for Fiscal 1999. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. The income tax benefit for Fiscal 1999 was increased by a valuation allowance adjustment of $52,000, while the Company recorded a valuation allowance of $1,614,000 for Fiscal 2000. The valuation allowance is for future income benefits associated with net operating losses and pre-opening and start-up costs. As of September 30, 2000, the Company has approximately $4,570,000 of loss carryforwards available to offset future income. The realization of these future benefits is contingent upon the future profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,118,773 at September 30, 2000, compared to $2,066,840 at September 30, 1999, a decrease of $948,067.

         During Fiscal 2000, the Company used cash flows in operating activities of $224,639, compared to $897,712 in Fiscal 1999.

         Investing Activities. Cash used in investing activities increased to $2,086,768 in Fiscal 2000 compared to $236,009 in Fiscal 1999, primarily due to the buyout of Goldcoast's interest in Casino Princesa and Princesa Partners. The Company used $1,833,360 in Fiscal 2000 for the acquisition of property and equipment compared with $418,706 in Fiscal 1999.

         Financing Activities. Financing activities provided cash of $1,363,340 in Fiscal 2000, compared to $2,485,797 in Fiscal 1999. Long-term borrowings from related parties provided $2,500,000 in Fiscal 2000, compared to $2,545,000 in Fiscal 1999. Long-term borrowings from other sources provided $40,395 in Fiscal 2000, compared to $10,853,097 in Fiscal 1999. Short-term borrowings were increased by $244,206 in Fiscal 2000, while short-term borrowings decreased $490,500 in Fiscal 1999. Principal payments on long-term debt to related parties were $519,704 in Fiscal 2000 compared to $869,786 in Fiscal 1999. Principal payments on long-term debt to other parties used cash of $914,557 in Fiscal 2000, compared to $9,226,534 in Fiscal 1999. Payments received on a stock subscription provided $13,000 in Fiscal 2000, compared to $35,303 in Fiscal 1999.

         Bank Financing. In accordance with the Use Agreement in September 1999, the Company provided the Trust with a letter of credit in the principal amount of $950,000 to secure payment of the annual fees for the third and fourth years of the Use Agreement. In September 2000, the $950,000 letter of credit expired and was replaced with a letter of credit in the principal amount of $475,000 to secure payment of the annual fees for the fifth year of the Use Agreement. The $950,000 letter of credit was and the $475,000 letter of credit is secured by the personal guaranty of Mr. Lien and a mortgage on certain real estate owned by BHL Capital, a company owned by Mr. Lien. The Company is required to pay BHL Capital an annual fee, currently $14,250, for so long as the real estate is collateral for the letter of credit. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

         In October, 1998, Princesa Partners entered into the Vessel Loan, a Loan Agreement and Security Agreement with a group of lenders which provided $8,400,000 in financing for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Lien, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.375% per annum with interest only payments through January 1999. Monthly payments of $130,258, including interest, commenced February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over
(ii) $4,000,000. There were no Excess Revenues in Fiscal 2000. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred and as of September 30, 2000 the Company was not in compliance with the debt service covenants. The Company has been advised by the lenders that they have tentatively agreed to waive such noncompliance until October 1, 2001. We cannot assure that we will meet such temporary covenants or be able to meet the covenants in the Vessel Loan after October 1, 2001.

         In May 1999 the Company's wholly owned subsidiary, Concorde Cripple Creek, entered into a loan agreement with BNC National Bank (the "Loan Agreement") that provides for a term loan of up to $850,000 (the "Term Loan"). The Term Loan is evidenced by a promissory note payable in thirty-five (35) monthly installments of $10,119 plus interest, commencing on May 31, 1999 with a final installment of $566,000 due and payable in April 2002. Advances under the Term Loan bear interest at the prime rate plus three-quarters percent. As of September 30, 2000, the Term Loan had an outstanding principal balance of $688,095. For Fiscal 2000 Concorde Cripple Creek was not in compliance with the capital expenditure and cash coverage covenants of the Loan Agreement; however, BNC National Bank has waived such non-compliance for Fiscal 2000. The assets of Concorde Cripple Creek secure the obligations of Concorde Cripple Creek under the Loan Agreement. In addition, the Company has guaranteed the obligations of Concorde Cripple Creek under the Loan Agreement.

         Related Party Financing. The Company has relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to purchase the interests in Casino Princesa and Princesa Partners from Goldcoast and to fund working capital shortages. In addition, Mr. Lien has been required to provide personal guarantees in order for the Company to obtain financing, including the Vessel Loan.

         In November 1998, the Company and BHL Capital signed a promissory note for advances up to $5,000,000 (the "Promissory Note") which superceded and replaced previous borrowings from Mr. Lien and BHL Capital. The Promissory Note is due on demand with interest paid monthly at the rate of 18% per annum. The outstanding balance of the Promissory Note as of September 30, 2000 was $5,814,051, which amount includes $806,298 of capitalized interest. BHL Capital has waived its right to demand payment of the Promissory Note until after November 1, 2001. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

         In November 1999, the Company and BHL Capital signed a promissory note for advances up to $1,000,000 (the "BHL Line of Credit"), which will provide the Company with a line of credit to meet its working capital needs. The BHL Line of Credit is due one year and one day after demand, with interest due on demand and at the rate of 18% per annum. The BHL Line of Credit was subsequently superceded and replaced in March 2000 by a new promissory note between the Company and BHL Capital that is due on demand and allows for advances up to $2,000,000 at the same interest rate ("Restated Line of Credit"). The outstanding balance of the Restated Line of Credit as of September 30, 2000 was $2,083,822, which amount includes $183,822 of capitalized interest. BHL Capital has waived its right to demand payment of the Restated Line of Credit until November 1, 2001. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

         In September 2000, the Company and BHL Capital signed a demand note for advances up to $600,000 that accrues interest on the aggregate unpaid principal amount of all advances at the rate of 18% per annum. BHL Capital has waived its right to demand payment of this promissory note until November 1, 2001. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In October 2000, November 2000, December 2000 and January 2001, the Company and BHL Capital signed three demand notes for advances of up to an aggregate of $1,105,000 that accrue interest on the aggregate unpaid principal amount of all advances at the rate of 18% per annum. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Effective October 1, 2000, the various promissory notes between the company and BHL Capital were aggregated into two promissory notes in the aggregate principal amounts of $8,498,465.02 and 1,105,000, respectively. In addition the interest rate payable on these notes was decreased to the prime interest rate plus 0.75%.

FUTURE OPERATIONS

         The Company's current cash flow from the Princesa and the Golden Gates Casino is not sufficient to meet current working capital and debt service requirements. The Company intends to increase cash flow by reducing expenses and by implementing a revised marketing strategy for the Princesa consisting of more use of direct mail which is a less expensive marketing method than the methods currently used. Additionally, in January 2001, the Company restructured its fees for the Princesa by charging a reduced admission fee coupled with charging for food and beverages on an as ordered basis rather than as part of the admission price. The Company believes that such strategy will increase passenger count for the Princesa and, accordingly revenues, and reduce food and beverage expenses. There is no assurance that the Company's majority shareholder or BHL Capital has the intent or the ability to fund future cash shortages (if any) to the extent funded in fiscal year 2000, and in the first quarter of fiscal year 2001. If management is unable to effectuate its operational plan, or if the Company's majority shareholder or BHL Capital is unwilling or unable to provide additional funding, the Company may be unable to satisfy its cash flow requirements and service its debt obligations, and may have to discontinue operations.

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

o The Company has incurred a significant amount of indebtedness, and the Company's cash flow from operations is currently not sufficient to fund its operations and debt service. The Company has in the past funded its operations and debt service through borrowings from BHL Capital. There is no assurance that the Company's majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages (if any) to the extent done in fiscal year 2000, and in the first quarter of fiscal year 2001.

o Due to the current indebtedness, the Company's ability to obtain additional financing in the future and the Company's flexibility in reacting to changes in the industry and economic conditions generally may be limited.

o Princesa Partners is in default of the Vessel Loan due to a failure to comply with the debt service covenants contained therein. The Company has been advised by the Lenders that they have tentatively agreed to waive such non-compliance until October 1, 2001. Concorde Cripple Creek was also in default as of September 30, 2000 with respect to a loan from BNC National Bank due to a failure to meet capital expenditure and cash coverage covenants in a loan with BNC National Bank. BNC National Bank has waived such non-compliance. If the Company does not meet such temporary covenants or if operations do not improve to allow the Company to comply with the covenants in the Vessel Agreement, the Company's business may be adversely effected.

o The Company's success is partially dependent on its ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If the Company is unable to anticipate and introduce such products and amenities, such inability may have an adverse effect on the Company's business.

o The Company operates in a very competitive environment, particularly in Colorado. The growth in the number of slot machines inventory in Black Hawk, Colorado, which may increase in 2001, and the spread of legalized gaming in other states and countries, could negatively affect our operating results.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their ages are as follows:

               Name                      Age                           Position
               ----                      ---                           --------
Brustuen "Bruce" H. Lien(1)(2)(3)         73      Chairman of the Board of Directors
Jerry L. Baum(2)                          51      President, Chief Executive Officer, Chief Operating
                                                  Officer and Director
Deanna B. Lien(1)(2)(3)                   57      Director, Secretary

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

         Brustuen "Bruce" H. Lien. Chairman of the Board of Directors since August 10, 1990. Mr. Lien previously served as Chief Executive Officer and President of the Company. Mr. Lien is also a principal and director of BHL Capital Corporation, a private investment company, and a director of Pete Lien & Sons, Inc., a private company that is a regional leader in the construction materials industry in the upper Midwest.

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

         Deanna B. Lien. Director since August 10, 1990. Secretary since March 28, 2000. Ms. Lien previously served as Vice President and Treasurer of the Company.

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

                           SUMMARY COMPENSATION TABLE


                                                                       LONG-TERM
                                                                  COMPENSATION AWARDS
                                               ANNUAL            ---------------------
                                            COMPENSATION         Securities Underlying
            Name and                   ----------------------       Options/SARs (#)
       Principal Position     Year     Salary ($)   Bonus ($)         Options (#)
       ------------------     ----     ----------   ---------    ---------------------

Jerry L. Baum                 2000       120,000          -0-               -0-
   President and Chief        1999       120,000     100,000           100,000
   Executive Officer          1998       120,000          -0-          400,000

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

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                        Number of Securities           Value of Unexercised
                       Underlying Unexercised          In-the-Money Options
                        Options at FY-End (#)            at FY-End ($)(1)
    Name              Exercisable/Unexercisable      Exercisable/Unexercisable
    ----              -------------------------      -------------------------

Jerry L. Baum              649,740/200,000                    $0/$0

----------

(1)      Based on the bid price of the Common Stock on September 30, 2000.

COMPENSATION PURSUANT TO PLANS

         The Company has adopted a Performance Stock Option Plan (the "Plan"), approved by the shareholders, for the benefit of certain employees, officers and directors of the Company. The Stock Option Committee of the Board of Directors selects the optionees and determines the terms and conditions of the stock options granted pursuant to the Plan. Options to purchase 100,000 shares of Common Stock were granted pursuant to the Plan during Fiscal 2000. As of September 30, 2000, options to purchase 1,149,740 shares of Common Stock were outstanding pursuant to the Plan, 907,740 of which were vested at September 30, 2000.

         The Company has adopted an Employee Stock Purchase Plan (the "ESPP Plan"), approved by the shareholders, for the benefit of certain employees of the Company and its designated subsidiaries. All employees, other than employees whose annual compensation exceeds the greater of $175,000 or such amount as is specified by the Internal Revenue Code of 1986, as amended, and employees subject to laws of foreign jurisdictions prohibiting participation in the ESPP, are eligible to participate in the ESPP. The ESPP provides employees the opportunity to purchase shares of the Company's common stock at 85% of the fair market value of such stock on the applicable measurement date. The total number of shares available for purchase under the ESPP is 2,000,000. As of September 30, 2000, no shares had been purchased under the ESPP.

COMPENSATION OF DIRECTORS

         The Company does not compensate its directors for their services as directors or pursuant to any other arrangements. The Company reimburses its directors for expenses incurred related to their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of Common Stock as of April 15, 2001 by (i) each person who is known by the Company to own beneficially more than 1% of the outstanding shares of Common Stock; (ii) the Company's directors; (iii) all executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers as a group.

                                                            Shares
                       Name                          Beneficially Owned(1)   Percent of Class
                       ----                          ---------------------   ----------------

Brustuen "Bruce" H. Lien .........................      18,482,500(2)(4)           70.9%
3290 Lien Street
Rapid City, SD 57702

Deanna B. Lien(2) ................................      18,482,500(3)(4)           70.9%
3290 Lien Street
Rapid City, SD 57702

University of Wyoming Foundation .................       1,800,000                  7.5%
P. O. Box 3963
Laramie, WY 82071

Jerry L. Baum ....................................         821,948(5)               3.3%
3290 Lien Street
Rapid City, SD 57702

All executive officers and directors as a
group (3 persons) ................................      19,304,448(4)(5)           77.9%

----------

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

(5) This number includes 709,740 shares of Common Stock which may be acquired pursuant to currently exercisable stock options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 2000 and 1999, Mr. Lien and BHL Capital loaned money to the Company under various promissory notes. The amounts loaned varied from month to month and carried an interest rate of 18% per annum. The Company incurred interest expense, including interest that was capitalized, relating to such notes of $1,156,574 and $1,087,221, for Fiscal 2000 and Fiscal 1999,
respectively. In November 1999, the Company and BHL Capital signed a promissory note for advances up to $1,000,000 (the "BHL Line of Credit") which provided the Company with a line of credit to meet its working capital needs. The BHL Line of Credit was superceded and replaced in March 2000 by a new promissory note for $2,000,000 (the "Restated Line of Credit") between the Company and BHL Capital that is due on demand and bears interest at 18%. As of September 30, 2000 the outstanding balance of the Restated Line of Credit was $2,083,822, which amount included $183,822 of capitalized interest. This line of credit is in addition to the Promissory Note signed in November 1998 between the Company and BHL Capital for advances up to $5,000,000 (the "Promissory Note"). The Promissory Note superceded and replaced previous borrowings from Mr. Lien and BHL Capital. The Promissory Note is due on demand with interest paid monthly at the rate of 18% per annum. On September 28, 2000 BHL Capital loaned the Company $600,000 pursuant to a demand promissory note (the "September 2000 Note") that bears interest at the rate of 18% per annum. BHL Capital has waived its right to demand payment of the Promissory Note, the Restated Line of Credit and the September 2000 Note until after November 1, 2001.

         Subsequent to September 30, 2000 BHL loaned the Company an aggregate of $1,105,000 pursuant seven demand promissory notes, each of which bear interest at the rate of 18% per annum. Effective October 1, 2000, the various promissory notes between the Company and BHL Capital were aggregated into two promissory notes in the aggregate principal amounts of $8,498,465.02 and 1,105,000, respectively. In addition the interest rate payable on these notes was decreased to the prime interest rate plus 0.75%.

         Mr. Lien has pledged assets and/or personally guaranteed loans in order for the Company to obtain financing which otherwise may not have been available to the Company, as follows:

                  (a) Personal guarantee of a $8,400,000 note payable to a bank, date October 23, 1998. The balance on the note at September 30, 2000 was $7,183,145.

                  (b) Personal guarantee of a $475,000 letter of credit dated September 28, 2000 relating to the Use Agreement.

                  (c) Personal guarantee of a $950,000 letter of credit dated September 28, 1999 relating to the Use Agreement. This letter of credit expired September 30, 2000.

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

EXHIBIT NO.          DESCRIPTION

3.1                  Amended and Restated Articles of Incorporation.(1)

3.2                  Fourth Amended and Restated Bylaws.(+)

10.1                 1992 Performance Stock Option Plan.(2)

10.2                 2000 Employee Stock Purchase Agreement.(3)

10.3                 Indemnification Agreement between the Company and Bruce H.
                     Lien.(1)

10.4 Lease between Elevation 8000+ and Concorde Cripple Creek, Inc. dated July 21, 1997.(3)

10.5 Use Agreement dated June 25, 1997, by and between Casino Princesa and Bayfront Park Management Trust.(4)

EXHIBIT NO.          DESCRIPTION

10.6 Waiver Agreement dated March 20, 1998, by and between Goldcoast Entertainment Cruises, Inc. and Concorde Gaming Corporation.(4)

10.7 Option Agreement dated April 20, 1998 between Concorde Gaming Corporation and Bruce H. Lien.(4)

10.8 Loan Agreement between Princesa Partners and the lenders named therein dated as of October 22, 1998.(5)

10.9 Servicing and Intercreditor Agreement between Princesa Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(5)

10.10 Security Agreement between Princesa Partners, Casino Princesa and the lenders named therein dated as of October 22, 1998.(5)

10.11 Guaranty, Subordination Agreement, Security Agreement and Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(5)

10.12 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(5)

10.13 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(5)

10.14 Promissory Note to the order of BHL Capital Corporation in the principal amount of $5,000,000 dated November 13, 1998.(5)

10.15 First Amendment to Lease between Concorde Cripple Creek and Elevation 8000+ LLC, dated as of January 1, 1999.(6)

10.16 Loan Agreement between Concorde Cripple Creek, Inc. and BNC National Bank of Minnesota, dated as of May 21, 1999.(7)

10.17 Security Agreement between Concorde Cripple Creek, Inc. and BNC National Bank of Minnesota, dated as of May 21, 1999.(7)

10.18 Guaranty Agreement between the Company and BNC National Bank of Minnesota, dated as of May 21, 1999.(7)

10.19 Waiver of Interest, Assignment of Lease and Agreement Concerning Assumption of Lease among Concorde Cripple Creek, Inc., BNC National Bank of Minnesota, and Elevation 8000+ LLC, dated May 21, 1999.(7)

EXHIBIT NO.          DESCRIPTION

10.20 Short-Term Revolving Note to the order of BNC National Bank dated May 21, 1999.(7)

10.21 Term Note to the order of BNC National Bank of Minnesota dated May 21, 1999.(7)

10.22 Promissory Note in the amount of $8,498,465.02 to the order of BHL Capital Corporation dated October 1, 2000.(+)

10.23 Promissory Note in the amount of $1,105,000 to the order of BHL Capital Corporation dated October 1, 2000.(+)

10.24 Sublease between the Company and KMM Parking L.L.C. dated December 30, 1998.(+)

21                   Subsidiaries of the Registrant.(5)

23                   Consent of Independent Auditors'.(+)

27                   Financial Data Schedule.(+)

----------

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

(3) Previously filed with the Securities and Exchange Commission by the Company as an attachment to the Company's Proxy Statement for the 1999 annual meeting on Schedule 14A and incorporated herein by this reference.

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

(7) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-8698) and incorporated herein by this reference.

(b)      Reports on Form 8-K:

         No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                       Page

Independent Auditors' Report................................................F-2
Consolidated Balance Sheets at September 30, 2000 and 1999..................F-3
Consolidated Statements of Operations for the Years Ended
     September 30, 2000 and 1999............................................F-5
Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 2000 and 1999............................................F-6
Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2000 and 1999............................................F-7
Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
CONCORDE GAMING CORPORATION
Rapid City, South Dakota


We have audited the accompanying consolidated balance sheets of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey & Pullen, LLP


Rapid City, South Dakota
January 11, 2001

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 2000 and 1999

ASSETS                                                                   2000               1999
------                                                              -------------      -------------
Current assets
    Cash and cash equivalents                                       $  1,118,773       $  2,066,840
    Current maturities of loan receivable                                     --             31,667
    Trade receivables - net of allowance for doubtful accounts
       accounts of $141,363 in 2000, and $102,745 in 1999                269,876            659,798
    Inventory                                                             37,382             79,957
    Prepaid expenses
       Dock lease                                                             --            450,000
       Other                                                             506,055            354,273
    Income tax refund claim                                                   --            188,828
    Deferred income taxes                                                     --            139,000
                                                                    ------------       ------------
          TOTAL CURRENT ASSETS                                         1,932,086          3,970,363
                                                                    ------------       ------------

Other assets and long-term receivables
    Loan receivable from related party                                        --             63,333
    Other                                                                169,492            231,633
                                                                    ------------       ------------
                                                                         169,492            294,966
                                                                    ------------       ------------

Property and equipment
    Land                                                               1,097,080          1,097,080
    Vessel and improvements                                            9,479,674          8,091,951
    Gaming equipment, fixtures and furniture                           4,073,221          3,746,809
    Vehicles                                                              51,265             41,320
    Leasehold improvements                                               259,609            246,347
                                                                    ------------       ------------
                                                                      14,960,849         13,223,507
    Less accumulated depreciation and amortization                    (1,958,979)        (1,078,870)
                                                                    ------------       ------------
                                                                      13,001,870         12,144,637
                                                                    ------------       ------------

Intangibles
    Dock rights, net                                                     248,512            284,008
    Deferred financing costs, net                                        232,981            298,392
    Goodwill, net                                                      1,042,865            702,967
                                                                    ------------       ------------
                                                                       1,524,358          1,285,367
                                                                    ------------       ------------

                                                                    $ 16,627,806       $ 17,695,333
                                                                    ============       ============

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                      2000               1999
                                                                      ------------       ------------
Current liabilities
    Notes payable - bank                                              $    244,206       $         --
    Current maturities of long-term debt                                 7,346,000            908,065
    Accounts payable                                                       664,709            204,683
    Accrued expenses
       Payroll and payroll taxes                                           164,333            216,820
       Accrued interest                                                     65,639            217,300
       Other                                                               721,316            691,029
                                                                      ------------       ------------
          TOTAL CURRENT LIABILITIES                                      9,206,203          2,237,897
                                                                      ------------       ------------



Long-term debt, less current maturities                                    633,559          7,945,656
                                                                      ------------       ------------



Notes payable to related party                                           8,497,873          5,527,457
                                                                      ------------       ------------

Commitments and contingencies

Stockholders' equity (deficit)
    Common stock, par value $.01 per share, authorized
      500,000,000 shares; issued and outstanding 24,070,402 at
      September 30, 2000 and 24,010,402 at September 30, 1999              240,704            240,104
    Preferred stock, par value $.01 per share, 10,000 shares
      authorized, no shares issued                                              --                 --
    Additional paid-in capital                                           3,899,576          3,887,176
    Accumulated deficit                                                 (5,850,109)        (2,142,957)
                                                                      ------------       ------------
                                                                        (1,709,829)         1,984,323
                                                                      ------------       ------------

                                                                      $ 16,627,806       $ 17,695,333
                                                                      ============       ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2000 and 1999

                                                                   2000               1999
                                                              -------------      -------------
Revenues
    Casino                                                    $ 17,724,547       $ 18,015,062
    Food and beverage                                            2,457,152          1,944,153
    Other                                                        2,490,842          1,755,186
                                                              ------------       ------------
            Gross revenues                                      22,672,541         21,714,401
    Less: promotional allowance                                 (5,297,309)        (3,403,590)
                                                              ------------       ------------
            Net revenues                                        17,375,232         18,310,811
                                                              ------------       ------------

Costs and expenses
    Casino                                                       9,265,821          7,409,194
    Food and beverage                                            1,655,057          1,508,177
    Management fees to minority partner                            275,368            367,916
    Selling, general and administrative                          6,655,197          6,374,368
    Depreciation and amortization                                1,110,727            996,517
    Loss on sale of equipment                                       36,958             74,484
    Pre-opening and start-up costs                                      --            718,275
                                                              ------------       ------------
                                                                18,999,128         17,448,931
                                                              ------------       ------------

            Income (loss) from operations                       (1,623,896)           861,880
                                                              ------------       ------------

Other income (expense)
    Interest income                                                 30,287             34,285
    Gain on sale of real estate held for sale                           --             22,490
    Gain on sale of interest in unconsolidated affiliate                --             41,591
    Other income (expense)                                         (18,757)            19,468
    Interest expense and financing costs:
       Related party                                            (1,156,574)        (1,087,221)
       Other                                                      (938,212)          (962,746)
                                                              ------------       ------------
                                                                (2,083,256)        (1,932,133)
                                                              ------------       ------------

            Loss before income taxes                            (3,707,152)        (1,070,253)

Income tax benefit                                                      --           (100,700)
                                                              ------------       ------------
            Net loss                                          $ (3,707,152)      $   (969,553)
                                                              ============       ============
Basic and diluted loss per share                              $      (0.15)      $      (0.04)

See Notes to Consolidated Financial Statements

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                  Additional
                                                       Number        Common         paid-in      Accumulated
                                                     of shares        stock         capital        deficit          Total
                                                    -----------    -----------    -----------    -----------     -----------

Balance September 30, 1998                           23,673,126    $   236,731    $ 3,855,246    $(1,173,404)    $ 2,918,573

    Issuance of 150,260 shares of common
       stock relating to stock options exercised        150,260          1,503         21,036             --          22,539
    Issuance of 187,016 shares of common
       stock relating to stock bonuses                  187,016          1,870         10,894             --          12,764

    Net loss                                                 --             --             --       (969,553)       (969,553)
                                                    -----------    -----------    -----------    -----------     -----------
Balance September 30, 1999                           24,010,402        240,104      3,887,176     (2,142,957)      1,984,323
                                                    -----------    -----------    -----------    -----------     -----------

    Issuance of 60,000 shares of common
       stock relating to stock options exercised         60,000            600         12,400             --          13,000

    Net loss                                                 --             --             --     (3,707,152)     (3,707,152)
                                                    -----------    -----------    -----------    -----------     -----------

Balance September 30, 2000                           24,070,402    $   240,704    $ 3,899,576    $(5,850,109)    $(1,709,829)
                                                    ===========    ===========    ===========    ===========     ===========

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended September 30, 2000 and 1999

                                                                                           2000               1999
                                                                                       ------------       ------------
Cash flows (used in) operating activities:
     Net loss                                                                          $ (3,707,152)      $   (969,553)
     Adjustments to reconcile net (loss) to net cash flows
        (used in) operating activities:
           Note payable to related party incurred for payment of interest expense           990,120            627,243
           Depreciation and amortization                                                  1,110,727            996,517
           Deferred income taxes                                                            139,000            146,000
           Provision for doubtful accounts                                                   38,618             99,632
           Other                                                                                 --            (41,591)
           Loss on disposal of property                                                      36,958             51,994
           Change in assets and liabilities:
              Decrease (increase) in trade receivables                                      351,304           (739,855)
              Decrease (increase) in prepaid expenses and inventory                         340,793           (744,723)
              Increase (decrease) in accounts payable and accrued expenses                  286,165            (76,676)
              Increase (decrease) in income taxes payable and receivable                    188,828           (246,700)
                                                                                       ------------       ------------
                    NET CASH (USED IN) OPERATING ACTIVITIES                                (224,639)          (897,712)
                                                                                       ------------       ------------

Cash flows from (used in) investing activities:
     Purchase of property and equipment                                                  (1,833,360)          (418,706)
     Purchase of intangibles                                                               (418,499)           (87,500)
     Proceeds from sale of property and equipment, real estate                                7,950            206,100
     Other                                                                                       --             44,000
     Proceeds from sale of unconsolidated affiliate                                              --            105,000
     Reduction of loan receivable from related party                                         95,000                 --
     Decrease (increase) in other assets                                                     62,141            (84,903)
                                                                                       ------------       ------------
                    NET CASH (USED IN) INVESTING ACTIVITIES                              (2,086,768)          (236,009)
                                                                                       ------------       ------------

Cash flows from (used in) financing activities:
     Net change in short-term borrowings - related parties                                       --           (490,500)
     Net change in short-term borrowings - other                                            244,206                 --
     Proceeds from long term borrowings - related parties                                 2,500,000          2,545,000
     Proceeds from long term borrowings - other                                              40,395         10,853,097
     Principal payments on long-term borrowings - related parties                          (519,704)          (869,786)
     Principal payments on long-term borrowings - other                                    (914,557)        (9,226,534)
     Payment of deferred financing costs                                                         --           (360,783)
     Proceeds from sale of stock                                                             13,000             35,303
                                                                                       ------------       ------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,363,340          2,485,797
                                                                                       ------------       ------------

                    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (948,067)         1,352,076
Cash and cash equivalents:
Beginning                                                                                 2,066,840            714,764
                                                                                       ------------       ------------

Ending                                                                                 $  1,118,773       $  2,066,840
                                                                                       ============       ============

See Notes to Consolidated Financial Statements

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Concorde Gaming Corporation and its subsidiaries (the "Company") owns and operates the Golden Gates Casino in Black Hawk, Colorado and Casino Princesa, an offshore gaming vessel in Miami, Florida.

Principles of Consolidation:

The consolidated financial statements include the accounts of Concorde Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Significant subsidiaries at September 30, 2000 include Concorde Cripple Creek, Inc. ("Concorde Cripple Creek") (100% owned), Concorde Cruises, Inc. (100%) and Conami, Inc. (100%). Through March 31, 2000, the Company owned an 80% interest in two Joint Ventures that owned and operated the offshore gaming vessel in Miami, Florida. During fiscal 2000, the Company acquired the remaining 20% interest in these subsidiaries for $1,500,000.

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

Allowance for Doubtful Accounts:

Casino Princesa extends credit to its customers, following an investigation of creditworthiness, on terms that it establishes for each customer, primarily on an unsecured basis. The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Colorado state law does not allow the granting of credit at the Golden Gates Casino.

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

Pre-opening and Start-up Costs:

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee's Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities requires that pre-opening and start-up costs be expensed as incurred.

Long-Lived Assets:

The Company periodically evaluates the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. As of September 30, 2000, management determined that there was no impairment of the Company's long-lived assets. It is reasonably possible that the Company's impairment estimate related to long-lived assets may change in the near term.

Intangible Assets:

Intangible assets, primarily goodwill and dock rights (excess of purchase price over net assets acquired) are amortized over estimated useful lives of 10 to 15 years using the straight-line method.

Deferred Financing Costs:

Deferred financing costs are amortized over the term of the related loan using the straight-line method.

Revenue Recognition:

The Company recognizes gaming revenues as the net win from gaming operations, which is the difference between gaming wins and losses.

Promotional allowances consist primarily of player match betting incentives, food and beverage items, and admission furnished without charge to customers. The retail value of such items is included in the respective revenue classification and is then deducted as promotional allowances.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. Included in selling, general and administrative expenses is $898,667 and $1,041,645 of advertising expense for the years ended September 30, 2000 and 1999, respectively.

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

Reclassifications:

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Earnings (Loss) Per Share:

The Company follows the provisions of SFAS No. 128, Earnings per Share that requires the reporting of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings
(loss) for the period by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share. The provisions of SFAS No. 128 have been applied to all periods presented in the accompanying financial statements. In fiscal 2000 and 1999 basic and diluted losses per share were the same.

                                            YEAR ENDED SEPTEMBER 30, 2000                     YEAR ENDED SEPTEMBER 30, 1999
                                        LOSS            SHARES         LOSS               LOSS           SHARES          LOSS
                                    (NUMERATOR)     (DENOMINATOR)    PER SHARE         (NUMERATOR)    (DENOMINATOR)    PER SHARE
                                    -----------     -------------    ---------         -----------    -------------    ---------
Basic and Diluted EPS
    Net loss                        $(3,707,152)      24,045,224      $(0.15)          $ (969,553)      23,906,133      $(0.04)
                                    ===========       ==========      ======           ==========       ==========      ======

For Fiscal 2000 and 1999, options and warrants outstanding (note 7) are not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

NOTE 2. ACQUISITION OF REMAINING INTEREST IN CASINO PRINCESA

On March 31, 2000, the Company purchased the remaining 20% interest in two joint ventures, which own and operate the Casino Princesa. The acquisition was accounted for as a purchase. The excess of the purchase price over the proportional depreciated cost of net assets acquired

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


was recorded on the financial statements based on the respective fair market value of assets acquired as follows:

Goodwill                     $  137,252
Vessel and Improvements       1,354,464
Other                             8,284
                             ----------
                             $1,500,000
                             ==========

NOTE 3. NOTES PAYABLE TO BANK

As of September 30, 2000, the Company has outstanding borrowings of $244,206 under a revolving bank line of credit. The line, which matures on March 1, 2001, requires monthly interest payments which accrue at the prime rate plus 1%. The loan is secured by substantially all assets of the Casino Princesa and is personally guaranteed by the majority shareholder. The loan contains restrictive covenants that are substantially the same as those for the Vessel loan. Noncompliance with the debt service covenant is further described in Note 5.

NOTE 4. NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

                                                                                  2000            1999
                                                                               ----------      ----------
Unsecured notes payable to a company controlled by the Company's majority
    stockholder with interest at 18%, due on demand                            $8,497,873      $5,527,457
Less current maturities                                                                --              --
                                                                               ----------      ----------
Long-term notes payable to related parties                                     $8,497,873      $5,527,457
                                                                               ==========      ==========

The majority stockholder has waived his right to demand payment on these notes until after November 1, 2001. Therefore, these notes have been classified as long-term at September 30, 2000. As of October 1, 2000, the interest rate payable on these notes was decreased to the prime interest rate plus .75%

NOTE 5. LONG-TERM DEBT

Long-term debt consists of:

                                                                                   2000              1999
                                                                                -----------       -----------
10.375% note payable to a bank (Vessel Loan), monthly installments of
    $130,258 including interest, due January 2004, secured by first
    preferred ship mortgage, guaranteed by majority stockholder.  (A)           $ 7,183,145       $ 7,938,835

Note payable to a bank, with interest at prime plus .75%, monthly principal payments of $10,119 plus interest through September 2002 when the
    remaining balance is due, secured by equipment                                  688,095           809,524

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 5. LONG-TERM DEBT (CONTINUED)

Other notes, due in various monthly installments to March 2006, at various
    rates from 6.5% to 15.5%, secured in part by property and equipment             108,319           105,362
                                                                                -----------       -----------
                                                                                  7,979,559         8,853,721
Less current maturities                                                          (7,346,000)         (908,065)
                                                                                -----------       -----------
                                                                                $   633,559         7,945,656
                                                                                ===========       ===========

The prime interest rate at September 30, 2000 and 1999 was 9.50% and 8.25%, respectively.

         (A). This Vessel Loan requires mandatory prepayment of principal in January of each year in an amount equal to 12% of the amount of Excess Revenue for each fiscal year. Excess Revenue as defined in the Vessel Loan is the excess of (i) the earnings of the Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. There was no Excess Revenue in Fiscal 2000 and 1999.

The Vessel Loan contains typical covenants with respect to the Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred. As of September 30, 2000, the Company is in violation of the debt service covenant. Therefore, the unpaid principal balance is included in current maturities at September 30, 2000.

The future aggregate annual maturities of long-term debt at September 30, 2000 are as follows:

Fiscal year ending:
   2001                                                       $ 7,346,000
   2002                                                           587,161
   2003                                                            17,302
   2004                                                            12,568
   2005                                                            12,303
   Thereafter                                                       4,225
                                                              -----------
                                                              $ 7,979,559
                                                              ===========

NOTE 6. INCOME TAXES

The income tax provision (benefit) for the years ended September 30, 2000 and 1999 is as follows:

                                 2000          1999
                              ---------     ----------
Current, Federal and State    $(139,000)    $(246,700)
Deferred                        139,000       146,000
                              ---------     ---------
                              $      --     $(100,700)
                              =========     =========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory tax rate of 35% to pretax income (loss) due to the following:

                                                              2000              1999
                                                          ------------      ------------
Computed "expected" tax expense (benefit)                 $(1,297,503)         (374,589)
Valuation allowance                                         1,370,000           (52,000)
Settlement of Internal Revenue Service examination                 --           103,300
Minority interest loss recognized by parent company            54,903            44,993
Distributions to minority interest classified as
    management fees for financial statements                       --           128,771
Other                                                         127,400            48,825
                                                          -----------       -----------
                                                          $        --          (100,700)
                                                          ===========       ===========

                                                              2000              1999
                                                          ------------      ------------
Net deferred tax asset (liabilities) are as follows:

Deferred tax assets:
    Other accrued expenses                                $    21,000       $    21,000
    Start-up costs                                            510,000           546,000
    Goodwill                                                  128,000                --
    Net operating loss                                      1,654,000           285,000
    Accrued interest                                          358,000            53,000
    Allowance for doubtful accounts and other                  87,000            30,000
                                                          -----------       -----------
                                                            2,758,000           935,000
    Valuation allowance                                    (2,307,000)         (632,000)
                                                          -----------       -----------
                                                              451,000           303,000
Deferred tax liabilities:
    Intangibles                                               (12,000)           (7,000)
    Other                                                          --            (1,000)
    Property and equipment                                   (439,000)         (156,000)
                                                          -----------       -----------
                                                             (451,000)         (164,000)
                                                          -----------       -----------
          Net                                             $        --       $   139,000
                                                          ===========       ===========

Net deferred tax assets (before valuation allowance) increased during fiscal 2000 by $1,823,000 as a result of current year temporary differences, net operating losses and because of the acquisition of the 20% interest in the Casino Princesa and Princesa Partners. As part of that purchase, the Company acquired a deferred tax asset and a related valuation allowance of approximately $305,000.

During the year ended September 30, 2000, the Company recorded a valuation allowance of $1,675,000 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. During the year ended September 30, 1999, the valuation allowance was reduced by $52,000. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 2000 or 1999.

Loss carryforwards available for federal income tax purposes of approximately $4,570,000 as of September 30, 2000 will begin to expire in the year ending September 30, 2014.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 7. STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION

The Company has reserved 2,200,000 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the "Plan"). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 2000,1,149,740 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.15 to $0.42 per share and vest ratably over a five-year period. Options for the purchase of 907,740 shares were vested at September 30, 2000. Options for the purchase of 60,000 shares were exercised during the year ended September 30, 2000. Options for the purchase of 346,490 shares, issued in fiscal years 1997 through 1999, were canceled in March 2000.

Summarized information for all options is as follows for the years ended September 30:

                                            2000                     1999
                                  ----------------------    ----------------------
                                                WEIGHTED                  WEIGHTED
                                                AVERAGE                   AVERAGE
                                                EXERCISE                  EXERCISE
Outstanding                        OPTIONS       PRICE       OPTIONS       PRICE
                                  ----------    --------    ----------    --------
Beginning of year                 1,456,230     $   0.27    2,200,000     $   0.25
Granted                             100,000     $   0.25           --
Exercised                           (60,000)    $   0.22     (150,260)    $   0.15
Cancelled                          (346,490)    $   0.28     (593,510)    $   0.23
                                  ---------                 ---------
End of year                       1,149,740     $   0.27    1,456,230     $   0.27
                                  =========                 =========

Exercisable at end of year          907,740     $   0.27      769,984     $   0.28
                                  =========                 =========

Options available for grant         840,000                   593,510
                                  =========                 =========

The following table summarizes information about the options outstanding at September 30, 2000.

                                   Remaining    Average                  Average
    Range of          Number      Contractual   Exercise      Number     Exercise
Exercise Prices     Outstanding      Life        Price      Exercisable   Price
---------------     -----------   -----------   --------    -----------  --------
$ 0.15 - $ 0.25        710,000        5.9        $0.18        538,000     $0.18
$ 0.40 - $ 0.42        439,740        5.3        $0.40        369,740     $0.40
                    ----------                               --------
                     1,149,740        5.7        $0.27        907,740     $0.27
                    ==========                               ========

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7. STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION (CONTINUED)

In December 1993 through November 1995, the Company granted warrants to purchase 960,000 common shares in conjunction with the terms of a note payable to an individual. Of these 40,000 and 480,000 warrants expired in December 1999 and December 1998, respectively. The remaining warrants to purchase 440,000 common shares at an exercise price of $0.75 per share expired in November 2000.

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

                                                             2000                1999
                                                        --------------      --------------
Net income (loss) - as reported                         $  (3,707,152)      $    (969,553)
Net income (loss) - pro forma                           $  (3,712,268)      $    (983,261)

Basic and diluted earnings per share - as reported      $       (0.15)      $       (0.04)
Basic and diluted earnings per share - pro forma        $       (0.15)      $       (0.04)

During fiscal year 2000, 100,000 options were granted. The fair values of these options were not significant.

Concurrent with the cancellation of stock options for 233,770 shares of common stock in February 1999, the Company granted stock bonuses for 187,016 shares of common stock valued at $12,764.

NOTE 8. RELATED PARTY TRANSACTIONS

Rent expense to a company controlled by the Company's majority stockholder totaled $31,172 and $31,172 for 2000 and 1999, respectively, for an office space lease that is leased month-to-month.

Interest expense on notes payable to the majority stockholder and a company controlled by the majority stockholder was $1,156,574 and $1,087,221 for the fiscal 2000 and 1999, respectively.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 9. CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 10. COMMITMENTS

Use Agreement:

The Company has a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement grants the Company the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel.

The initial term of the Use Agreement expires on August 31, 2002, with the option to extend for one additional five-year term ("Extension Term").

The Company has a right of first refusal to extend the Extension Term, if exercised, for one additional five year term provided the Trust, in its sole discretion, has determined to permit the continued use of its docking facilities by a gaming vessel and there has been no event of default under the Use Agreement. Annual fees owing under the lease agreement are $475,000 for the remaining two years of the initial term. The Company has provided a $475,000 irrevocable bank letter of credit for the benefit of the Trust to secure the payment of the annual fees.

The letter of credit is secured by the personal guarantee of the majority stockholder and a mortgage on certain real estate owned by a company controlled by the majority stockholder. The Company is required to pay the majority stockholder a fee of $14,250 for the year ending September 30, 2001. Interest and financing costs include $28,500 to a company controlled by the Company's majority stockholder and $127,500 to the majority stockholder for the years ended September 30, 2000 and 1999, respectively. Included in accrued interest is $0 and $145,500 at September 30, 2000 and 1999, respectively. The Company is required to provide a letter of credit throughout the term of the Use Agreement, in an amount equal to the next years' annual fees.

Leases:

The Company has several noncancelable operating leases, primarily for dock and casino property, that expire over the next five years. These leases generally contain renewal options for periods ranging one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during the years ended September 30, 2000 and 1999 was $1,222,864 and $944,200, respectively.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 10. COMMITMENTS (CONTINUED)

The future aggregate minimum lease payments as of September 30, 2000 are as follows:

Fiscal year ending:
  2001                                                       $  940,900
  2002                                                          800,443
  2003                                                          793,843
  2004                                                          831,443
  2005                                                          859,934
                                                             ----------
                                                             $4,226,563
                                                             ==========

The casino lease also requires the Company to pay additional rent based on a percentage of adjusted net gaming revenue of Golden Gates Casino as set forth in the casino lease agreement which was approximately $106,000 and $118,000 for the years ended September 30, 2000 and 1999, respectively. Base rental payments under the agreement are included in the minimum lease payments above.

Retirement Plan:

The Company has a defined contribution 401(k) profit sharing plan covering substantially all eligible employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $26,975 and $16,765 during the years ended September 30, 2000 and 1999, respectively.

2000 Employee Stock Purchase Plan:

In fiscal 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") under which certain employees who meet minimum employment criteria are eligible to participate. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the fair market value of the stock. Annual purchases are limited to $10,000 per employee. The plan will be initially implemented subsequent to January 2001, and will expire in 2011, unless terminated earlier by the Purchase Plan administrator. The total number of shares reserved for purchase under the Purchase Plan is 2,000,000.

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

In August 1997, the Company acquired an 80% interest in a Florida joint venture. This acquisition was accounted for as a purchase and the operating results of the business have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of this 80% interest was an initial payment of $650,000 and future consideration equal to 2% of Casino Princesa's gaming win per operating year for each of the first three years. The final payment is due in October 2001. The future payments will be a minimum of $175,000 but not greater than $400,000. Once the actual payment is determined for each of the first three operating years, the amount is recorded as goodwill and amortized using the straight-line method over the remaining term of the dock lease. In 2000 and 1999, additional goodwill of $276,414 and $175,000, respectively, have been recorded.

As further discussed in Note 2, on March 31, 2000, the Company acquired the remaining 20% interest in the Joint Ventures that own and operate the Casino Princesa. As part of that transaction the Company is required to pay a monthly consulting fee to an individual totaling approximately $123,000. As of September 30, 2000, eight monthly payments of $10,000 remain under this commitment.

In October 1997, the Company entered into a parking garage agreement for the purpose of constructing a parking garage adjacent to Golden Gates Casino. This agreement requires the Company to contribute land with a book value of $1,097,080 to a third party. The Company has no additional commitments relating to the construction of the parking garage. The parking garage was completed during fiscal year 2000. Contribution of this land is contingent upon performance of contractual obligations by the third party as set forth in the parking garage agreement. The parties to the parking garage agreement have agreed to enter into a Condominium Declaration whereby each will receive parking spaces in said condominium.

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 12. DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INVESTMENT (CONTINUED)

         Management estimates that long-term debt approximates fair value as it generally includes variable interest rates and/or because of the short-term nature of the notes payable.

It was not practicable to estimate the fair value of the note payable to the Company's majority stockholder. The stockholder has waived the right to demand payment of the note for a period of twelve months.

NOTE 13. GOING CONCERN ISSUES AND MANAGEMENT PLANS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred net losses of $3,707,152 and $969,553 for the years ending September 30, 2000 and 1999 respectively, and has accumulated deficit since inception of $5,850,109. In addition, the Company has liabilities due within one year of $9,206,203, but only current assets of $1,932,086. The Company is also in violation of a loan covenant. Management's plans to address these conditions are discussed in the following paragraphs.

Management is focusing its operational improvement efforts on the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the casino's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Passenger counts may be increased by reducing admissions charges and by changing the marketing focus to an increased direct mail solicitation. A substantial customer database has been compiled for this purpose. In addition, the Princesa will likely have less competition in fiscal 2001 as certain casino vessels have left the market, leaving only one smaller vessel in the Miami area.

Management expects to enjoy higher customer counts and revenues at the Golden Gates Casino due to the completion of a parking facility adjacent to the casino in the fourth quarter of fiscal year 2000. Due to construction, and the lack of alternative parking, the Golden Gates Casino suffered a substantial reduction in customer traffic during most of fiscal year 2000.

There is no assurance that the Company's majority shareholder would have the intent or the ability to fund future cash shortages (if any) to the extent done in fiscal year 2000, and in the first quarter of fiscal year 2001.

If management is unable to effectuate its operational plan, and if the Company's majority shareholder is unable to provide additional sources of cash, the Company will continue to be unable to satisfy its debt covenants and may be unable to satisfy its continuing debt obligations, and may have to discontinue operations.

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

There are two reportable segments: the Casino Princesa and Golden Gates Casino. The Casino Princesa is an offshore gaming vessel that sails out of Miami, Florida. The Golden Gates Casino is located in Black Hawk, Colorado.

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

Financial information in $1,000's with respect to the reportable segments is as follows:

                                     CASINO PRINCESA               GOLDEN GATES                    TOTAL
                                   2000           1999          2000          1999          2000           1999
                                 --------       --------      --------      --------      --------       --------
Revenues
  Casino                         $ 13,730       $ 13,763      $  3,994      $  4,252      $ 17,724       $ 18,015
  Food and beverage                 2,358          1,778            99           166         2,457          1,944
  Other income                      2,418          1,708            73            47         2,491          1,755
                                 --------       --------      --------      --------      --------       --------
   Gross revenues                  18,506         17,249         4,166         4,465        22,672         21,714
  Less:
  Promotional allowances            5,004          2,980           293           423         5,297          3,403
                                 --------       --------      --------      --------      --------       --------
   Net revenues                    13,502         14,269         3,873         4,042        17,375         18,311
                                 --------       --------      --------      --------      --------       --------

Costs and expenses
  Casino                            6,672          4,715         2,594         2,694         9,266          7,409
  Food and beverage                 1,515          1,330           140           178         1,655          1,508
  Selling, general and
   administrative                   5,255          4,997           515           593         5,770          5,590
  Pre-opening costs                    --            718            --            --            --            718
  Management fees                     275            368            --            --           275            368
  Depreciation/amortization           756            660           292           271         1,048            931
  Loss on sale of equipment            --             --            34            75            34             75
  Interest expense                    863          1,016            79            56           942          1,072
                                 --------       --------      --------      --------      --------       --------
   Total costs and
    expenses                       15,336         13,804         3,654         3,867        18,990         17,671
                                 --------       --------      --------      --------      --------       --------

Segment profit (loss)            $ (1,834)      $    465      $    219           175      $ (1,615)      $    640
                                 ========       ========      ========      ========      ========       ========

Segment assets                   $ 12,711       $ 13,261      $  3,353      $  3,337      $ 16,064       $ 16,598
                                 ========       ========      ========      ========      ========       ========

Expenditure for segment
  Assets                         $  1,447       $    231      $    375      $    188      $  1,822       $    419
                                 ========       ========      ========      ========      ========       ========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 14. SEGMENT INFORMATION (CONTINUED)

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                       2000           1999
                                                     --------       --------

PROFIT

Total profit (loss) of reportable segments           $ (1,615)      $    641
                                                     --------       --------
  Unallocated amounts:
    Income
         Interest income                                   30             34
         Other                                             --             84
                                                     --------       --------
             Total income items                            30            118
                                                     --------       --------
    Expense
         General and administrative                       885            784
         Depreciation and amortization                     63             66
         Corporate interest                             1,153            979
         Other                                             21             --
                                                     --------       --------
             Total expense items                        2,122          1,829
                                                     --------       --------

Consolidated net (loss) before income taxes and
  cumulative effect of accounting change             $ (3,707)      $ (1,070)
                                                     ========       ========

ASSETS

Assets of reportable segments                        $ 16,064       $ 16,598
Unallocated intangibles                                   249            284
Corporate cash and other                                   12             89
Corporate property and equipment                          303            296
Deferred income taxes                                      --            239
Corporate income taxes refund claim                        --            189
                                                     --------       --------
  Consolidated assets                                $ 16,628       $ 17,695
                                                     ========       ========

NOTE 15. SUBSEQUENT EVENTS

During the period from October 1, 2000 through January 8, 2001, the Company borrowed a total of $1,105,000 from its majority stockholder and his controlled corporation.

NOTE 16. SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for:
 Interest, net of capitalized interest                                   $1,256,327      $1,605,974

Supplemental Schedule of Noncash Investing and Financing Activities
  Accrued expenses incurred for the purchase of intangibles                      --          87,500

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONCORDE GAMING CORPORATION



May 4, 2001                             By /s/ JERRY L. BAUM
                                           -------------------------------------
                                             Jerry L. Baum, President


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ BRUSTUEN H. LIEN              Chairman of the Board        May 4, 2001
-------------------------------   of Directors
Brustuen "Bruce" H. Lien

/s/ JERRY L. BAUM                 President, Chief Executive   May 4, 2001
-------------------------------   Officer and Director
Jerry L. Baum

/s/ DEANNA B. LIEN                Director                     May 4, 2001
-------------------------------
Deanna B. Lien

/s/ THOMAS GOODRICH               Principal Accounting         May 4, 2001
-------------------------------   Officer
Thomas Goodrich

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

3.1               Amended and Restated Articles of Incorporation.(1)

3.2               Fourth Amended and Restated Bylaws.(+)

10.1              1992 Performance Stock Option Plan.(2)

10.2              2000 Employee Stock Purchase Agreement.(3)

10.3              Indemnification Agreement between the Company and Bruce H.
                  Lien.(1)

10.4              Lease between Elevation 8000+ and Concorde Cripple Creek, Inc.
                  dated July 21, 1997.(3)

10.5              Use Agreement dated June 25, 1997, by and between Casino
                  Princesa and Bayfront Park Management Trust.(4)

10.6              Waiver Agreement dated March 20, 1998, by and between
                  Goldcoast Entertainment Cruises, Inc. and Concorde Gaming
                  Corporation.(4)

10.7              Option Agreement dated April 20, 1998 between Concorde Gaming
                  Corporation and Bruce H. Lien.(4)

10.8 Promissory Note in the aggregate principal amount of $3,000,000 executed by Company and BHL Capital Corporation.(4)

10.9              Servicing and Intercreditor Agreement between Princesa
                  Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(5)

10.10 Security Agreement between Princesa Partners, Casino Princesa and the lenders named therein dated as of October 22, 1998.(5)

10.11             Guaranty, Subordination Agreement, Security Agreement and
                  Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(5)

10.12             First Preferred Ship Mortgage by Princesa Partners in favor of
                  The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(5)

10.13 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(5)

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.14 Promissory Note to the order of BHL Capital Corporation in the principal amount of $5,000,000 dated November 13, 1998.(5)

10.15             First Amendment to Lease between Concorde Cripple Creek and
                  Elevation 8000+ LLC, dated as of January 1, 1999. (6)

10.16             Loan Agreement between Concorde Cripple Creek, Inc. and BNC
                  National Bank of Minnesota, dated as of May 21, 1999. (7)

10.17             Security Agreement between Concorde Cripple Creek, Inc. and
                  BNC National Bank of Minnesota, dated as of May 21, 1999.(7)

10.18 Guaranty Agreement between the Company and BNC National Bank of Minnesota, dated as of May 21, 1999.(7)

10.19             Waiver of Interest, Assignment of Lease and Agreement
                  Concerning Assumption of Lease among Concorde Cripple Creek,
                  Inc., BNC National Bank of Minnesota, and Elevation 8000+ LLC, dated May 21, 1999.(7)

10.20 Short-Term Revolving Note to the order of BNC National Bank dated May 21, 1999.(7)

10.21             Term Note to the order of BNC National Bank of Minnesota dated
                  May 21, 1999.(7)

10.22 Promissory Note in the amount of $8,498,465.02 to the order of BHL Capital Corporation dated October 1, 2000.(+)

10.23 Promissory Note in the amount of $1,105,000 to the order of BHL Capital Corporation dated October 1, 2000.(+)

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.24             Sublease between the Company and KMM Parking L.L.C. dated
                  December 30, 1998.(+)

21                Subsidiaries of the Registrant.(5)

23                Consent of Independent Auditors'.(+)

27                Financial Data Schedule.(+)

----------

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

(3) Previously filed with the Securities and Exchange Commission by the Company as an attachment to the Company's Proxy Statement for the 1999 annual meeting on Schedule 14A and incorporated herein by this reference.

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

(7) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-8698) and incorporated herein by this reference.