Form 10QSB
period 2000-12-31
CONCORDE GAMING CORP
filed 2001-05-16
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                         Commission File Number: 0-8698

                           CONCORDE GAMING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                    84-0716683
-----------------------------------               ------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, April 24, 2001 there were 24,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                        Page No.
                                                                                    --------
         Consolidated Balance Sheet at December 31, 2000 (unaudited)                       1

         Consolidated Statements of Operations for                                         3
           Three Months Ended December 31, 2000 and 1999 (unaudited)

         Consolidate Statements of Stockholders' Equity (Deficit) for
           Three Months Ended December 31, 2000 (unaudited)                                4

         Consolidated Statements of Cash Flows for                                         5
           Three Months Ended December 31, 2000 and 1999 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                            6


Item 2.  Management's Discussion and Analysis of Financial                                 10
           Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  15

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                                  (unaudited)


 ASSETS
------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                $  1,087,064
     Trade receivables - net of allowance for doubtful accounts of $144,160        272,639
     Inventory                                                                      28,740
     Prepaid expenses
        Dock lease                                                                 387,394
        Other                                                                      415,756
                                                                              ------------
                    Total current assets                                         2,191,593
                                                                              ------------


Other Assets                                                                       133,119
                                                                              ------------

Property and equipment
     Land                                                                        1,097,080
     Vessel                                                                      9,515,047
     Gaming equipment, fixtures and furniture                                    4,165,690
     Vehicles                                                                       51,266
     Leasehold improvements                                                        262,609
                                                                              ------------
                                                                                15,091,692
     Less accumulated depreciation and amortization                             (2,205,217)
                                                                              ------------
                                                                                12,886,475
                                                                              ------------

Intangibles and other
     Dock rights, net                                                              239,638
     Deferred financing costs, net                                                 211,795
     Goodwill, net                                                               1,059,532
                                                                              ------------
                                                                                 1,510,965
                                                                              ------------

                                                                              $ 16,722,152
                                                                              ============


 See Notes to Consolidated Financial Statements.



 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Current liabilities
     Notes Payable - bank                                       $    390,328
     Current maturities of long-term debt                          7,138,824
     Accounts payable                                                465,001
     Accrued expenses
        Payroll and payroll taxes                                    207,636
        Accrued interest                                              63,811
        Other                                                        837,815
                                                                ------------
              Total current liabilities                            9,103,415
                                                                ------------


Long-term debt, less current maturities                              605,517
                                                                ------------


Note payable to related party                                      9,738,156
                                                                ------------


Stockholders' equity (deficit)
     Common stock,  par value $.01 per share, authorized
        500,000,000 shares; issued and outstanding 24,070,402
        at December 31, 2000                                         240,704
     Preferred stock, par value $.01 per share, authorized
        10,000 shares, no shares issued                                   --
     Additional paid-in capital                                    3,899,576
     Accumulated deficit                                          (6,865,216)
                                                                ------------
                                                                  (2,724,936)
                                                                ------------

                                                                $ 16,722,152
                                                                ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three months ended December 31, 2000 and 1999
                                  (unaudited)


                                                2000            1999
-----------------------------------------------------------------------
Revenues
     Casino                                  $ 3,664,967    $ 3,870,107
     Food and beverage                            20,631         66,143
     Other                                       690,668        524,073
                                             -----------    -----------
              Gross revenues                   4,376,266      4,460,323
     Less: promotional allowance                 610,139        694,605
                                             -----------    -----------
              Net revenues                     3,766,127      3,765,718
                                             -----------    -----------

Costs and expenses:
     Casino                                    2,088,133      1,935,677
     Food and beverage                           389,942        316,037
     Management fees, to minority partner             --        155,367
     Selling, general and administrative       1,538,984      1,469,114
     Depreciation and amortization               299,754        250,555
                                             -----------    -----------
                                               4,316,813      4,126,750
                                             -----------    -----------

              Loss from operations              (550,686)      (361,032)
                                             -----------    -----------

Other income (expense):
     Interest income                               4,986         14,566
     Other income                                  3,247          4,324
     Interest expense and financing costs:
        Related parties                         (235,283)      (242,169)
        Other                                   (237,371)      (239,601)
                                             -----------    -----------
                                                (464,421)      (462,880)
                                             -----------    -----------

              Loss before income taxes        (1,015,107)      (823,912)

Federal and state income tax benefit                  --             --
                                             -----------    -----------

              Net loss                       $(1,015,107)   $  (823,912)
                                             ===========    ===========

Basic and diluted loss per share             $     (0.04)   $     (0.03)
                                             ===========    ===========


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 2000
                                  (unaudited)


                                                                Additional
                                     Number        Common        paid-in       Accumulated
                                   of shares       stock         capital         deficit          Total
-----------------------------------------------------------------------------------------------------------
Balance September 30, 2000         24,070,402   $    240,704   $  3,899,576   $ (5,850,109)   $ (1,709,829)


    Net loss                               --             --             --     (1,015,107)     (1,015,107)
                                   ----------   ------------   ------------   ------------    ------------

Balance December 31, 2000          24,070,402   $    240,704   $  3,899,576   $ (6,865,216)   $ (2,724,936)
                                   ==========   ============   ============   ============    ============


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2000 and 1999
                                  (unaudited)


                                                                                      2000              1999
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss)                                                                    $(1,015,107)   $  (823,912)
     Adjustments to reconcile net (loss) to net cash flows
        provided by (used in) operating activities:
           Note payable incurred for payment of accrued interest                       235,283         76,557
           Depreciation and amortization                                               299,754        250,555
           Provision for doubtful accounts                                               2,797          9,662
           Change in assets and liabilities:
              Decrease (increase) in trade receivables                                  (5,560)       294,736
              Decrease (increase) in prepaid expenses and inventory                   (288,453)        37,099
              Increase (decrease) in accounts payable and accrued expenses             (41,734)       208,234
              Increase in income taxes payable                                              --        111,011
                                                                                   -----------    -----------
                    Net cash provided by (used in) operating activities               (813,020)       163,942
                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                               (130,841)       (66,629)
     Purchase of intangibles                                                           (40,125)       (43,750)
     Principal payments on loan receivable from related party                               --          7,916
     Decrease in other assets                                                           36,373         31,237
                                                                                   -----------    -----------
                    Net cash (used in) investing activities                           (134,593)       (71,226)
                                                                                   -----------    -----------

Cash flows from financing activities:
     Net change in short-term borrowings, related parties                              146,122             --
     Proceeds from long-term borrowings, related parties                             1,005,000        150,000
     Principal payments on long-term borrowings, related parties                            --       (519,703)
     Principal payments on long-term borrowings, other                                (235,218)      (216,340)
                                                                                   -----------    -----------
                    Net cash provided by (used in) financing activities                915,904       (586,043)
                                                                                   -----------    -----------

                    Net (decrease) in cash and cash equivalents                        (31,709)      (493,327)
Cash and cash equivalents:
Beginning                                                                            1,118,773      2,066,840
                                                                                   -----------    -----------

Ending                                                                             $ 1,087,064    $ 1,573,513
                                                                                   ===========    ===========

Supplemental Disclosures of Cash Flow Information
     Cash payments for:
        Interest                                                                   $   239,200    $   548,040

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (unaudited)


(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of the Company and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2000 included in the Company's 2000 Annual Report on Form 10-KSB (the "Form 10-KSB").

(2)      Description of Business and Consolidated Entities:

         Concorde Gaming Corporation (the "Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. The Company is currently in the process of consolidating Casino Princesa and Princesa Partners with Concorde Cruises. Concorde Cruises owns 100% of Casino Princesa and Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. Construction of the Princesa was completed and the Princesa commenced operations in October, 1998. Prior to March 31, 2000 the Company, through Concorde Cruises and Conami, owned and operated an 80% interest in each of Princesa Partners and Casino Princesa and the remaining 20% of each partnership was owned by an unrelated corporation. On March 31, 2000 the Company through its subsidiary Concorde Cruises purchased the remaining 20% interest in the partnerships.

(3)      Reclassifications:

         During the quarter ending December 31, 2000, the Company changed its accounting method for food and beverage promotions. Revenues are no longer recorded if the product is given to the customer on a complimentary basis. This change had no effect on the reporting of net income.

         Certain 1999 amounts in the accompanying statements have been reclassified to conform to the 2000 presentation, including the reclassification of food and beverage promotional allowances of approximately $431,000 and certain player match betting incentives of approximately $358,000 as promotional allowance which had previously been accounted for as operating expense.

(4)      Earnings Per Share

         The following table sets forth the computation of basic and diluted Earnings Per Share (EPS). Options outstanding were not included in the EPS calculation for the three months ending December 31, 2000, and 1999, because their effect is anti-dilutive.


                                               Three Months Ended                       Three Months Ended
                                               December 31, 2000                         December 31, 1999
                                    ---------------------------------------     -------------------------------------
                                                     Weighted       Per                         Weighted       Per
                                                      Average      Share                         Average      Share
                                       Loss           Shares       Amount           Loss         Shares       Amount
                                    -----------     ----------   ----------     -----------     ---------   ---------
            Basic and Diluted EPS
              Net Earnings (Loss)   $(1,015,107)    24,070,402   $    (0.04)    $  (823,912)    24,020,402   $  (0.03)
                                    ===========     ==========   ==========     ===========     =========    ========

 (5)     Obligations to Bayfront Ventures

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, which provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by the Company. In addition, the Company and Mr. Lien, the Company's majority stockholder, guarantee the Vessel Loan. The Vessel Loan bears interest at 10.375%, with monthly payments of $130,258, including interest, through January 2004, when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

         As of December 31, 2000, the Company is in violation of the debt service covenant. Therefore the unpaid principal balance is included in current maturities at December 31, 2000. The Company has been advised by its lenders that they have tentatively agreed to waive non-compliance with the debt service covenant until October 1, 2001.

(6)      Segment Information

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

         The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies in the Company's Form 10-KSB. The interest expense of each segment is specifically identifiable to debt directly incurred to acquire the segment's assets. No intercompany allocations or intersegment sales and transfers have been made.

         Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

         Financial information in $1,000's with respect to the reportable segments is as follows:




                                                           Casino Princesa      Golden Gates            Total
                                                           2000      1999      2000      1999      2000       1999
                                                          -------   -------   -------   -------   -------   -------
          Revenues
             Casino                                       $ 2,269   $ 3,021   $ 1,396   $   849   $ 3,665   $ 3,870
             Food and beverage                                 20        59        --         7        20        66
             Other                                            674       507        17        17       691       524
                                                          -------   -------   -------   -------   -------   -------
                Gross revenues                              2,963     3,587     1,413       873     4,376     4,460
             Less promotional allowance                       559       643        51        51       610       694
                                                          -------   -------   -------   -------   -------   -------
                Net revenues                                2,404     2,944     1,362       822     3,766     3,766
                                                          -------   -------   -------   -------   -------   -------

          Cost and expenses
             Casino                                         1,311     1,359       777       577     2,088     1,936
             Food and beverage                                345       290        45        26       390       316
             Management fees                                   --       155        --        --        --       155
             Selling, general and administrative            1,293     1,085        92       157     1,385     1,242
             Depreciation and amortization                    205       165        79        70       284       235
             Interest expense                                 218       220        19        20       237       240
                                                          -------   -------   -------   -------   -------   -------
                Total costs and expenses                    3,372     3,274     1,012       850     4,384     4,124
                                                          -------   -------   -------   -------   -------   -------
             Segment profit (loss)                        $  (968)  $  (330)  $   350   $   (28)  $  (618)  $  (358)
                                                          =======   =======   =======   =======   =======   =======


         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.


                                                         Three Months Ended December 31 -
                                                                2000          1999
                                                         --------------   -------------
          PROFIT
             Total loss of reportable segments              $  (618)         $  (358)
                Unallocated amounts:
                  Income
                    Interest income                               5               14
                    Other                                         3                4
                                                            -------          -------
                      Total income items                          8               18
                                                            -------          -------

                  Expense
                    General and administrative                  154              227
                    Depreciation and amortization                16               15
                    Corporate interest                          235              242
                    Other Expenses (Income)                      --               --
                                                            -------          -------
                      Total expense items                       405              484
                                                            -------          -------

          Consolidated net loss before income taxes         $(1,015)         $  (824)
                                                            =======          =======

(7)      Going Concern Issues and Management Plans


         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $1,015,107 for the quarter ending December 31, 2001 and has an accumulated deficit since inception of $6,865,216. In addition, the Company has liabilities due within one year of $9,103,415, but only current assets of $2,191,593. The Company is also in violation of a loan covenant. Management's plans to address these conditions are discussed in the following paragraphs.

         Management is focusing its operational improvement efforts on the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the Casino Princesa's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Passenger counts may be increased by reducing admissions charges and by changing the marketing focus to an increased direct mail solicitation. A substantial customer database has been compiled for this purpose.

         Management expects to enjoy higher customer counts and revenues at the Golden Gates Casino due to the completion of a parking facility adjacent to the casino in the fourth quarter of fiscal year 2000. Due to construction, and the lack of alternative parking, the Golden Gates Casino suffered a substantial reduction in customer traffic during most of fiscal year 2000.

         There is no assurance that the Company's majority shareholder would have the intent or ability to fund future cash shortages, if any, to the extent done in fiscal year 2000, and in the first quarter of fiscal year 2001.

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

OVERVIEW

         Concorde Gaming Corporation (the "Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. The Company is currently in the process of consolidating Casino Princesa and Princesa Partners with Concorde Cruises. Concorde Cruises owns 100% of Casino Princesa and Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. Construction of the Princesa was completed and the Princesa commenced operations in October, 1998. Prior to March 31, 2000 the Company, through Concorde Cruises and Conami, owned and operated an 80% interest in each of Princesa Partners and Casino Princesa and the remaining 20% of each partnership was owned by an unrelated corporation. On March 31, 2000 the Company through its subsidiary Concorde Cruises purchased the remaining 20% interest in the partnerships.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999:

REVENUES

         Net revenues were $3,766,127 for the three months ended December 31, 2000, compared to $3,765,718 for the three months ended December 31, 1999, an increase of less than 1%.

     Casino Princesa

         Casino Princesa net revenues were $2,404,093 for the three months ended December 31, 2000, compared to $2,994,992 for the three months ended December 31, 1999, a decrease of 18%. This decrease was the result of the Princesa being shut down one week for the bi-annual dry-dock inspection and a reduction in buy-in promotions. Food and beverage revenues were $20,099 for the three months ended December 31, 2000, as compared to $59,044 for the three months ended December 31, 1999, a decrease of 66%. This decrease was primarily due to more customers receiving complimentary meals. In addition, the Company no longer records sales from food and beverage items given to customers as promotions. This reclassification has no effect on the reporting of net revenues.

         Promotional allowance expenses were $558,760 for the three months ended December 31, 2000, compared to $642,867 for the three months ended December 31, 1999, a decrease of 13%. This decrease was primarily due to decreased use of "buy-in" promotions on table games. Table game promotions expenses were $7,400 and $254,200 for the three months ending December 31, 2000 and 1999, respectively. Management anticipates that promotional allowance expense will be substantially lower in the remainder of the year ending September 30, 2001, as compared to Fiscal 2000.

     Golden Gates

         Golden Gates net revenues were $1,362,034 for the three months ended December 31, 2000, compared to $820,726 for the three months ended December 31, 1999, an increase of 66%. This increase was primarily a result of increased customer traffic, due to customers having access to the casino from an adjacent parking facility. In the three months ended December 31, 1999, the parking facility was under construction and customers had limited access to the casino.

COSTS AND EXPENSES

         Total costs and expenses were $4,316,813 for the three months ended December 31, 2000, compared to $4,126,750 for the three months ended December 31, 1999, an increase of 5%.

     Casino Princesa

         Casino expenses for Casino Princesa were $1,310,845 for the three months ended December 31, 2000, compared to $1,358,500 for the three months ended December 31, 1999, a decrease of 4%. This decrease was primarily attributable to a reduction in payroll and operating supplies. Food and beverage expenses for Casino Princesa were $345,411 for the three months ended December 31, 2000, compared to $289,577 for the three months ended December 31, 1999, an increase of 19%. In order to assure that sufficient quantities of food were available, extra food was ordered each day. On March 31, 2000, Concorde Gaming acquired the 20% interest in the joint venture held by Goldcoast thus there were no management fees paid to Goldcoast for the three months ended December 31, 2000, compared to $155,367 for the three months ended December 31, 1999. Selling, general and administrative expenses were $1,292,813 for the three months ended December 31, 2000, compared to $1,086,193 for the three months ended December 31, 1999, an increase of 19%, resulting from increased advertising expenses. The advertising campaign was instituted to promote the lowering of the cruise price from $22.95 to $5.95, which went into effect on January 15, 2001. In the future there will be less radio advertisement with the majority of advertising coming from direct mail campaigns. Depreciation and amortization expenses were $204,683 for the three months ended December 31, 2000, compared to $165,345 for the three months ended December 31, 1999, an increase of 24%. This increase was primarily the result of additional depreciation on assets purchased in Fiscal 2000.

     Golden Gates

         Casino expenses for Golden Gates were $777,288 for the three months ended December 31, 2000, compared to $577,177 for the three months ended December 31, 1999, an increase of 35%. This increase was the result of increased net revenue, which affected variable costs that are based on gaming volume, such as rent, gaming taxes, maintenance, and wages. Food and beverage expenses were $44,531 for the three months ended

December 31, 2000, compared to $26,460 for the three months ended December 31, 1999, an increase of 60%. This increase was due to increased customer traffic and complimentary beverages given to them. Selling, general and administrative expenses were $92,473 for the three months ended December 31, 2000, compared to $155,591 for the three months ended December 31, 1999, a decrease of 41%. This change was primarily due to a reduction in promotions and staff. Depreciation and amortization expenses were $79,398 for the three months ended December 31, 2000, compared to $70,084 for the three months ended December 31, 1999, an increase of 13%. This increase was primarily as a result of the acquisition of property and equipment in Fiscal 2000.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $235,283 for the three months ended December 31, 2000, compared to $242,169 for the three months ended December 31, 1999. This decrease was due to the Company's majority stockholder lowering the interest rate on loans that his privately held company (BHL Capital) has with the Company from 18% to 3/4% over prime, which was 10.25% throughout the three months ended December 31, 2000. Other interest and financing costs decreased to $237,371 for the three months ended December 31, 2000, compared to $239,601 for the three months ended December 31, 1999, as a result of decreased debt.

         There was no income tax expense or benefit recorded in the quarters ending December 31, 2000 and December 31, 1999. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,087,064 at December 31, 2000, compared to $1,118,773 at September 30, 2000, a decrease of $31,709.

         During the three months ended December 31, 2000, the Company used cash flow from operating activities of $813,020, compared to cash provided of $163,942 during the three months ended December 31, 1999. This change was primarily the result of the timing of expense payments.

         Investing activities used cash of $134,593 during the three months ended December 31, 2000, compared to $71,226 during the three months ended December 31, 1999, an increase of 89%. The Company used $130,841 during the three months ended December 31, 2000 for the acquisition of property and equipment, compared to $66,629 during the three months ended December 31, 1999.

         Financing activities provided net cash of $915,904 during the three months ended December 31, 2000, compared to cash used of $586,043 during the three months ended December 31, 1999. Long-term borrowings from related parties provided $1,005,000 for the three months ended December 31, 2000, compared to $150,000 for the three months ended December 31, 1999. In addition, principal payments on long-term debt with related parties were $0 for the three months ended December 31, 2000, compared to $519,703 for the three months ended December 31, 1999. Principal payments on long-term debt from other sources were $235,218 during the three months ended December 31, 2000, compared to $216,340 during the three months ended December 31, 1999.

Future Operations

         The Company's current cash flow from the Princesa and the Golden Gates Casino is not sufficient to meet current working capital and debt service requirements. The Company intends to increase cash flow by reducing expenses and by implementing a revised marketing strategy for the Casino Princesa consisting of increased use of direct mail, which is expected to decrease marketing costs. In January 2001, the Company restructured its fees for the Casino Princesa by charging a reduced admission fee coupled with charging for food and beverages on an as ordered basis rather than as part of the admission price. The Company believes this strategy will increase passenger count for the Casino Princesa and, accordingly, revenues, while reducing food and beverage expenses. There is no assurance that the Company's majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages (if any) to the extent funded in fiscal year 2000, and in the first quarter of fiscal year 2001. If management is unable to effectuate its operational plan, or if the Company's majority shareholder or BHL Capital is unwilling or unable to provide additional funding, the Company will continue to be unable to satisfy its debt covenants and may be unable to satisfy its continuing debt obligations, and may have to discontinue operations.

Princesa Partners is in default of the Vessel Loan due to a failure to comply with the debt service covenant contained therein. The Company has been advised by its lenders that they have tentatively agreed to waive such non-compliance until October 1, 2001. Concorde Cripple Creek was also in default as of September 30, 2000 with respect to a loan from BNC National Bank due to a failure to meet capital expenditure and cash coverage covenants in a loan with BNC National Bank. BNC National Bank has waived such non-compliance. If the Company does not meet such temporary covenants or if operations do not improve to allow the Company to comply with the covenants in the Vessel Agreement, the Company's business may be adversely effected.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Concorde Cripple Creek, Inc. v. KMM Parking, LLC (District Court, Denver County, Colorado, No. CV4154). On June 22, 2000, Concorde Cripple Creek sued KMM for damages relating to breach of the Sublease between the parties. Concorde Cripple Creek asserted that KMM failed to perform its contractual obligation to provide Concorde Cripple Creek with numerous interim parking spaces during the construction of the Parking Garage. In April 2000 Concorde Cripple Creek settled this dispute on terms favorable to the Company.

The Company is also involved in routine litigation arising in the ordinary course of the Casino Princesa's and Golden Gates' business. These matters are believed by the Company to be covered by insurance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

         The Exhibit Index attached to this Report is incorporated herein.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCORDE GAMING CORPORATION


Date: May 16, 2001                    By: /s/ Jerry L. Baum
                                      --------------------------------------
                                      Jerry L. Baum, Chief Executive Officer

                                 EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION
-----------     ------------

3.1             Amended and Restated Articles of Incorporation.(1)

3.2             Fourth Amended and Restated Bylaws.(2)

----------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10/KSB for the year ended September 30, 1995 (File No. 0-8698) and incorporated herein by this reference.


(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10/KSB for the year ended September 30, 2000 (File No. 0-8698) and incorporated herein by this reference.