Form 10QSB
period 2001-03-31
CONCORDE GAMING CORP
filed 2001-06-01
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, May 18, 2001 there were 24,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                       Page No.
                                                                                                                   --------

         Consolidated Balance Sheet at March 31, 2001 (unaudited)                                                      1

         Consolidated Statements of Operations for the
           Three Months and Six Months Ended March 31, 2001 and 2000 (unaudited)                                       3

         Consolidate Statements of Stockholders' Equity (Deficit) for
           the Six Months Ended March 31, 2001 (unaudited)                                                             4

         Consolidated Statements of Cash Flows for the Six Months
           Ended March 31, 2001 and 2000 (unaudited)                                                                   5

         Notes to Consolidated Financial Statements (unaudited)                                                        6

Item 2. Management's Discussion and Analysis of Financial                                                             11
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                              18

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  (UNAUDITED)

ASSETS
Current assets
    Cash and cash equivalents                                                  $  1,250,883
    Trade receivables - net of allowance for doubtful accounts of $147,914          258,114
    Inventory                                                                        38,910
    Prepaid expenses
        Dock lease                                                                  256,931
        Other                                                                       330,195
                                                                               ------------
                  Total current assets                                            2,135,033
                                                                               ------------
Other Assets                                                                        133,119
                                                                               ------------

Property and equipment
    Land                                                                          1,097,080
    Vessel                                                                        9,534,161
    Gaming equipment, fixtures and furniture                                      4,233,909
    Vehicles                                                                         51,266
    Leasehold improvements                                                          270,698
                                                                               ------------
                                                                                 15,187,114
    Less accumulated depreciation and amortization                               (2,451,416)
                                                                               ------------
                                                                                 12,735,698
                                                                               ------------

Intangibles and other
    Dock rights, net                                                                230,764
    Deferred financing costs, net                                                   193,025
    Goodwill, net                                                                 1,076,199
                                                                               ------------
                                                                                  1,499,988
                                                                               ------------
                                                                               $ 16,503,838
                                                                               ============

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes Payable - bank                                          $    469,890
    Current maturities of long-term debt                             6,935,109
    Accounts payable                                                   739,319
    Accrued expenses
        Payroll and payroll taxes                                      165,626
        Accrued interest                                                59,981
        Other                                                          543,850
                                                                  ------------
                  Total current liabilities                          8,913,775
                                                                  ------------

Long-term debt, less current maturities                                564,253
                                                                  ------------

Note payable to related party                                       10,074,892
                                                                  ------------

Stockholders' equity (deficit)
    Common stock, par value $.01 per share, authorized
        500,000,000 shares, issued and outstanding 24,070,402
        at March 31, 2001                                              240,704
    Preferred stock, par value $.01 per share, authorized
        10,000 shares, no shares issued                                     --
    Additional paid-in capital                                       3,899,576
    Accumulated deficit                                             (7,189,362)
                                                                  ------------
                                                                    (3,049,082)
                                                                  ------------
                                                                  $ 16,503,838
                                                                  ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended March 31       Six Months Ended March 31
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------
Revenues
  Casino                                 $  4,332,063    $  4,220,083    $  7,997,029    $  8,090,190
  Food and beverage                           414,890         621,542         819,006       1,118,473
  Other                                       359,883         586,172       1,050,548       1,110,245
                                         ------------    ------------    ------------    ------------
              Gross revenues                5,106,836       5,427,797       9,866,583      10,318,908
  Less promotional allowance                  794,908       1,174,816       1,788,532       2,300,208
                                         ------------    ------------    ------------    ------------
              Net revenues                  4,311,928       4,252,981       8,078,051       8,018,700
                                         ------------    ------------    ------------    ------------

Costs and expenses
  Casino                                    2,084,743       2,028,408       4,172,602       3,964,089
  Food and beverage                           298,245         407,994         688,187         724,031
  Management fees, to minority partner             --         120,000              --         275,367
  Selling, general and administrative       1,523,265       1,779,896       3,062,518       3,249,007
  Depreciation and amortization               299,717         255,087         599,474         505,642
                                         ------------    ------------    ------------    ------------
                                            4,205,970       4,591,385       8,522,781       8,718,136
                                         ------------    ------------    ------------    ------------

              Loss from operations            105,958        (338,404)       (444,730)       (699,436)
                                         ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                               7,512           4,708          12,497          19,274
  Other income                                  6,907         (10,147)         10,155          (5,823)
  Interest expense and financing costs
    Related parties                          (236,145)       (244,245)       (471,427)       (486,414)
    Other                                    (208,377)       (236,508)       (445,748)       (476,109)
                                         ------------    ------------    ------------    ------------
                                             (430,103)       (486,192)       (894,523)       (949,072)
                                         ------------    ------------    ------------    ------------
              Loss before income taxes       (324,145)       (824,596)     (1,330,253)     (1,648,508)

Federal and state income tax benefits              --         (31,200)             --         (31,200)
                                         ------------    ------------    ------------    ------------

              Net loss                   $   (324,145)   $   (793,396)   $ (1,339,253)   $ (1,617,308)
                                         ============    ============    ============    ============

Basic and diluted loss per share         $      (0.01)   $      (0.03)   $      (0.06)   $      (0.07)
                                         ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six Months Ended March 31, 2001
                                  (UNAUDITED)

                                                               Additional
                                  Number          Common         paid-in       Accumulated
                                of shares         stock          capital         deficit           Total
                                ----------     -----------     -----------     -----------      -----------

Balance September 30, 2000      24,070,402     $   240,704     $ 3,899,576     $(5,850,109)     $(1,709,829)

    Net loss                            --              --              --      (1,339,253)      (1,339,253)
                                ----------     -----------     -----------     -----------      -----------
Balance March 31, 2001          24,070,402     $   240,704     $ 3,899,576     $(7,189,362)     $(3,049,082)
                                ==========     ===========     ===========     ===========      ===========

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2001 and 2000
                                  (UNAUDITED)

                                                                                    2001              2000
                                                                                 -----------      -----------

Cash flows from operating activities:
    Net (loss)                                                                   $(1,339,253)     $(1,617,308)
    Adjustments to reconcile net (loss) to net cash flows
        provided by (used in) operating activities:
            Note payable incurred for payment of accrued interest                    471,427          308,152
            Depreciation and amortization                                            599,474          505,642
            Provision for doubtful accounts                                            6,551            9,662
            Change in assets and liabilities
                Decrease (increase) in trade receivables                               5,211          219,137
                Decrease (increase) in prepaid expenses and inventory                (82,599)         204,596
                Increase (decrease) in accounts payable and accrued expenses        (107,222)          42,197
                Increase in income taxes payable                                          --          268,639
                                                                                 -----------      -----------
                    Net cash provided by (used in) operating activities             (446,411)         (59,283)
                                                                                 -----------      -----------

Cash flows from investing activities
    Purchase of property and equipment                                              (226,265)      (1,497,856)
    Purchase of intangibles                                                          (82,666)        (237,644)
    Principal payments on loan receivable from related party                              --            7,916
    Decrease in other assets                                                          36,373           35,803
                                                                                 -----------      -----------
                    Net cash (used in) investing activities                         (272,558)      (1,691,781)
                                                                                 -----------      -----------

Cash flows from financing activities:
    Net change in short-term borrowings, related parties                             225,684          200,000
    Proceeds from long-term borrowings, related parties                            1,105,592        1,850,000
    Principal payments on long-term borrowings, related parties                           --         (519,703)
    Principal payments on long-term borrowings, other                               (480,197)        (446,192)
    Proceeds from sale of stock                                                           --           13,000
                                                                                 -----------      -----------
                    Net cash provided by (used in) financing activities              851,079        1,097,105
                                                                                 -----------      -----------
                    Net (decrease) in cash and cash equivalents                      132,110         (653,959)

Cash and cash equivalents:
Beginning                                                                          1,118,773        2,066,840
                                                                                 -----------      -----------
Ending                                                                           $ 1,250,883      $ 1,412,881
                                                                                 ===========      ===========

Supplemental Disclosures of Cash Flow Information
    Cash payments for
        Interest                                                                 $   445,748      $   783,373
                                                                                 -----------      -----------

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2000 included in the Company's 2000 Annual Report on Form 10-KSB.

(2)      Description of Business and Consolidated Entities:

         The Company, through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. The Company is currently in the process of consolidating Casino Princesa and Princesa Partners with Concorde Cruises. Concorde Cruises owns 100% of Casino Princesa and Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. Construction of the Princesa was completed and the Princesa commenced operations in October, 1998. Prior to March 31, 2000 the Company, through Concorde Cruises and Conami, owned and operated an 80% interest in each of Princesa Partners and Casino Princesa and the remaining 20% of each partnership was owned by an unrelated corporation. On March 31, 2000 the Company through its subsidiary Concorde Cruises purchased the remaining 20% interest in the partnerships.

(3)      Reclassifications:

         Certain player match betting incentives of approximately $681,000 for the six months ended March 31, 2000, and approximately $321,000 for the three months ended March 31, 2000, were previously accounted for as an operating expense and have now been reclassified as a promotional allowance on the Company financial statements.

(4)      Earnings Per Share

         The following table sets forth the computation of basic and diluted Earnings Per Share (EPS). Options outstanding were not included in the EPS calculation for the three months and six months ending March 31, 2001, and 2000, because their effect is anti-dilutive.

                                         Three Months Ended                     Three Months Ended
                                           March 31, 2001                         March 31, 2000
                           --------------------------------------      --------------------------------------
                                            Weighted        Per                         Weighted        Per
                                             Average       Share                         Average       Share
                              Loss           Shares       Amount         Income          Shares       Amount
                           ----------      ----------     -------      ----------      ----------     -------
Basic and Diluted EPS
  Net Earnings (Loss)      $ (324,145)     24,070,402     $ (0.01)     $ (793,396)     24,029,853     $ (0.03)
                           ==========      ==========     =======      ==========      ==========     =======

                                      Six Months Ended                             Six Months Ended
                                       March 31, 2001                               March 31, 2000
                          -----------------------------------------     ----------------------------------------
                                              Weighted        Per                          Weighted         Per
                                               Average       Share                           Average       Share
                              Loss             Shares       Amount         Income            Shares       Amount
                          ------------       ----------     -------     ------------       ----------     -------
Basic and Diluted EPS
  Net Earnings (Loss)     $ (1,339,253)      24,070,402     $ (0.06)    $ (1,617,308)      24,020,183     $ (0.07)
                          ============       ==========     =======     ============       ==========     =======

(5)      Obligations to Bayfront Ventures

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, which provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by the Company. In addition, the Company, and Mr. Lien, the Company's majority stockholder, guarantees the Vessel Loan. The Vessel Loan bears interest at 10.375%, monthly payments of $130,258, including interest through January 2004, when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

         As of March 31, 2001, the Company is in violation of the debt service covenant. Therefore the unpaid principal balance is included in current maturities at March 31, 2001. The Company has been advised by its lenders that they have tentatively agreed to waive non-compliance with the debt service covenant until October 1, 2001.

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

         Financial information in $1,000's with respect to the reportable segments is as follows:

                                                              For Three Months Ended March 31,
                                            Casino Princesa           Golden Gates                 Total
                                           2001          2000       2001        2000         2001        2000
                                          -------      -------     -------     -------      -------     -------

Revenues
  Casino                                  $ 2,697      $ 3,398     $ 1,635     $   822      $ 4,332     $ 4,220
  Food and beverage                           392          595          23          27          415         622
  Other                                       345          570          15          16          360         586
                                          -------      -------     -------     -------      -------     -------
    Gross revenues                          3,434        4,563       1,673         865        5,107       5,428
  Less promotional allowance                  672        1,101         123          74          795       1,175
                                          -------      -------     -------     -------      -------     -------
    Net revenues                            2,762        3,462       1,550         791        4,312       4,253
                                          -------      -------     -------     -------      -------     -------

Cost and expenses
  Casino                                    1,292        1,432         792         596        2,084       2,028
  Food and beverage                           248          377          50          30          298         407
  Management fees                              --          120          --          --           --         120
  Selling, general and administrative       1,148        1,351         181         122        1,329       1,473
  Depreciation and amortization               205          168          79          72          284         240
  Interest expense                            192          217          15          19          207         236
                                          -------      -------     -------     -------      -------     -------
    Total costs and expenses                3,085        3,665       1,117         839        4,202       4,504
                                          -------      -------     -------     -------      -------     -------
  Segment profit (loss)                   $  (323)     $ (203)     $   433     $   (48)     $   110     $  (251)
                                          =======      ======      =======     =======      =======     =======

                                                              For Six Months Ended March 31,
                                            Casino Princesa            Golden Gates                 Total
                                           2001          2000         2001       2000         2001         2000
                                          -------      -------      -------     -------      -------      -------

Revenues
  Casino                                  $ 4,966      $ 6,419      $ 3,031     $ 1,671      $ 7,997      $ 8,090
  Food and beverage                           769        1,069           50          50          819        1,119
  Other                                     1,019        1,077           32          33        1,051        1,110
                                          -------      -------      -------     -------      -------      -------
    Gross revenues                          6,754        8,565        3,113       1,754        9,867       10,319
  Less promotional allowance                1,588        2,159          201         142        1,789        2,301
                                          -------      -------      -------     -------      -------      -------
    Net revenues                            5,166        6,406        2,912       1,612        8,078        8,018
                                          -------      -------      -------     -------      -------      -------

Cost and expenses
  Casino                                    2,603        2,791        1,570       1,173        4,173        3,964
  Food and beverage                           594          667           95          57          689          724
  Management fees                              --          275           --          --           --          275
  Selling, general and administrative       2,441        2,437          273         278        2,714        2,715
  Depreciation and amortization               409          333          159         142          568          475
  Interest expense                            411          437           33          39          444          476
                                          -------      -------      -------     -------      -------      -------
    Total costs and expenses                6,458        6,940        2,130       1,689        8,588        8,629
                                          -------      -------      -------     -------      -------      -------
  Segment profit (loss)                   $(1,292)     $  (534)     $   782     $   (77)     $  (510)     $  (611)
                                          =======      =======      =======     =======      =======      =======

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                           Three Months Ended March 31   Six Months Ended March 31
                                                2001         2000             2001        2000
                                              -------      -------          -------      -------

PROFIT
  Total loss of reportable segments           $   110      $  (251)         $  (510)     $  (611)
    Unallocated amounts:
      Income
        Interest income                             8            5               12           19
        Other                                       7          (10)              11           (6)
                                              -------      -------          -------      -------
          Total income items                       15           (5)              23           13
                                              -------      -------          -------      -------

      Expense
        General and administrative                196          307              348          533
        Depreciation and amortization              16           17               31           30
        Corporate interest                        237          245              473          488
        Other Expenses (Income)                    --           --               --           --
                                              -------      -------          -------      -------
          Total expense items                     449          569              852        1,051
                                              -------      -------          -------      -------
Consolidated net loss before income taxes     $  (324)     $  (825)         $(1,339)     $(1,649)
                                              =======      =======          =======      =======

(7)      Going Concern Issues and Management Plans

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $1,339,253 the six months ending March 31, 2001, and has accumulated deficit since inception of $7,189,362. In addition, the Company has liabilities due within one year of $8,913,775, but only current assets of $2,135,033. The Company is also in violation of a loan covenant. Management's plans to address these conditions are discussed in the following paragraphs.

         Management is focusing its operational improvement efforts on the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the Casino Princesa's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Passenger counts may be increased by reducing admission charges and by changing the marketing focus to an increased direct mail solicitation. A substantial customer database has been compiled for this purpose.

         Management expects to enjoy higher customer counts and revenues at the Golden Gates Casino due to the completion of a parking facility adjacent to the casino in the fourth quarter of fiscal year 2000. Due to construction, and the lack of alternative parking, the Golden Gates Casino suffered a substantial reduction in customer traffic most of fiscal year 2000.

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

OVERVIEW

         Concorde Gaming Corporation (the "Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa (the "Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. The Company is currently in the process of consolidating Casino Princesa and Princesa Partners with Concorde Cruises. Concorde Cruises owns 100% of Casino Princesa and Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. Construction of the Princesa was completed and the Princesa commenced operations in October, 1998. Prior to March 31, 2000 the Company, through Concorde Cruises and Conami, owned and operated an 80% interest in each of Princesa Partners and Casino Princesa and the remaining 20% of each partnership was owned by an unrelated corporation. On March 31, 2000 the Company through its subsidiary Concorde Cruises purchased the remaining 20% interest in the partnerships.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

REVENUES

         Net revenues were $4,311,928 for the three months ended March 31, 2001, compared to $4,252,981 for the three months ended March 31, 2000, an increase of 1%.

     Casino Princesa

         Casino Princesa net revenues were $2,671,804 for the three months ended March 31, 2001, compared to net revenues of $3,461,699 for the three months ended March 31, 2000, a decrease of 20%. This decrease was the result of decreased passenger wagering. Food and beverage revenues were $392,241, for the three months ended March 31, 2001, as compared to $595,175, for the three months ended March 31, 2000, a decrease of 34%. This decrease was primarily due to the new food services provided, in that the meal is not a part of the admission price but sold and comped separately. In Fiscal Year 2000, when a customer purchased or was comped an admission, $5.95 of the ticket price was allocated to restaurant sales if the customer ate or not.

         Promotional allowance expenses were $671,891 for the three months ended March 31, 2001, compared to $1,100,995 for the three months ended March 31, 2000, a decrease of 39%. This decrease was primarily due to significantly lower complimentary vessel admission fees. The reduced complimentary customer admission fees was a direct result of a reduction in the admission price from $22.95 to $5.95 during the three months ended March 31, 2001. Included in the promotional allowance expense was table game promotions of $150,115 and $265,295 for the three months ending March 31, 2001 and 2000, respectively. The decrease in table game promotions was due to management refocusing its promotional efforts and due to better control of these costs. Management anticipates that promotional allowance expense will be substantially lower in the remainder of the year ending September 30, 2001, as compared to Fiscal 2000.

     Golden Gates

         Golden Gates net revenues were $1,550,124 for the three months ended March 31, 2001, compared to revenues of $791,282 for the three months ended March 31, 2000, an increase of 96%. The increase in revenue was primarily a result of increased customer traffic, due to customers having access to the casino from an adjacent parking facility. In the three months ended March 31, 2000, the parking facility was under construction and customers had limited access to the casino.

COSTS AND EXPENSES

         Total costs and expenses were $4,205,970 for the three months ended March 31, 2001, compared to $4,591,385 for the three months ended March 31, 2000, a decrease of 8%.

     Casino Princesa

         Casino expenses for Casino Princesa were $1,292,454 for the three months ended March 31, 2001, compared to $1,432,099 for the three months ended March 31, 2000, a decrease of 10%. The decrease in expenses is primarily attributable to a reduction in payroll and operating supplies. Food and beverage expenses for Casino Princesa were $248,241 for the three months ended March 31, 2001, compared to $377,677 for the three months ended March 31, 2000, a decrease of 34%. This decrease was primarily due to controls implemented for food ordering. On March 31, 2000, Concorde Gaming acquired the 20% interest in the joint venture held by Goldcoast thus there were no management fees paid to Goldcoast for the three months ended March 31, 2001, compared to $120,000 for the three months ended March 31, 2000. Selling, general, and administrative expenses were $1,147,760 for the three months ended March 31, 2001, compared to $1,350,840 for the three months ended March 31, 2000, as a result of decreased payroll, supplies, legal, and advertising expenses. Depreciation and amortization were $204,683 for the three months ended March 31, 2001, compared to $167,434 for the three months ended March 31, 2000, an increase of 22%. This increase was primarily as a result of additional depreciation on assets purchased in Fiscal 2000.

     Golden Gates

         Casino expenses for Golden Gates were $792,289 for the three months ended March 31, 2001, compared to $596,309 for the three months ended March 31, 2000, an increase of 33%. The increase is a result of increased net revenue, which affected variable costs that are based on gaming volume, such as rent, gaming taxes, maintenance, and wages. Food and beverage expenses were $50,004 for the three months ended March 31, 2001, compared to $30,317 for the three months ended March 31, 2000, an increase of 65%. This increase was due to increased customer traffic and complimentary beverages given to them. Selling, general and administrative expenses were $180,710 for the three months ended March 31, 2001, compared to $122,291 for the three months ended March 31, 2000, an increase of 48%. This increase was the result of increased marketing and wages. Depreciation and amortization expenses were $79,398 for the three months ended March 31, 2001, compared to $72,074 for the three months ended March 31, 2000, an increase of 10%. This increase was primarily as a result of the acquisition of property and equipment in Fiscal 2000.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $236,145 for the three months ended March 31, 2001, compared to $244,245 for the three months ended March 31, 2000. This decrease was due to the Company's majority stockholder lowering the interest rate on loans that his privately held company (BHL Capital) has with the Company from 18% to 3/4% over prime. The reduction in interest expense from the lowering of the interest rate was offset by interest expense on additional borrowings. Other interest and financing costs decreased to $208,377 for the three months ended March 31, 2001, compared to $236,508 for the three months ended March 31, 2000, as a result of decreased debt.

         There was no income tax expense or benefit recorded in the quarter ending March 31, 2001 compared to a tax credit of 31,200 in the quarter ending March 31, 2000. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

REVENUES

         Net revenues were $8,078,051 for the six months ended March 31, 2001, compared to $8,018,700 for the six months ended March 31, 2000, an increase of 1%.

     Casino Princesa

         Casino Princesa net revenues were $5,165,896 for the six months ended March 31, 2001, compared to revenues of $6,406,694 for the six months ended March 31, 2000, a decrease of 19%. This decrease was the result of decreased passenger wagering. Food and beverage revenues were $769,233, for the six months ended March 31, 2001, as compared to $1,068,918, for the six months ended March 31, 2000, a decrease of 28%. This decrease was primarily due to the new food services provided, in that meals are no longer included as part of the admission price but are instead sold and comped separately. In Fiscal 2000, when a customer was sold or comped admission, $5.95 was allocated to food and beverage revenues regardless of whether the passenger ate.

         Promotional allowance expense decreased 26% to $1,587,544 from $2,158,559, primarily due to decreased use of "buy-in" promotions on table games. Table game promotions expenses were $213,045 and $571,844 for the six months ending March 31, 2001 and 2000, respectively. Management anticipates that promotional allowance expense will be substantially lower in the remainder of the year ending September 30, 2001, as compared to Fiscal 2000.

     Golden Gates

         Golden Gates net revenues were $2,912,158 for the six months ended March 31, 2001, compared to revenues of $1,612,006 for the six months ended March 31, 2000, an increase of 81%. The increase in revenue was primarily a result of increased customer traffic, due to customers having access to the casino from an adjacent parking facility. In the six months ended March 31, 2000, the parking facility was under construction and customers had limited access to the casino.

COSTS AND EXPENSES

         Total costs and expenses were $8,522,781 for the six months ended March 31, 2001, compared to $8,718,136 for the six months ended March 31, 2000, a decrease of 3%.

     Casino Princesa

         Casino expenses for Casino Princesa were $2,603,026 for the six months ended March 31, 2001, compared to $2,790,603 for the six months ended March 31, 2000, a decrease of 7%. The decrease in expenses is primarily attributable to a reduction in payroll and operating supplies. Food and beverage expenses for Casino Princesa were $593,652 for the six months ended March 31, 2001, compared to $667,254 for the six months ended March 31, 2000, a decrease of 11%. This decrease was due to controls implemented for food ordering. On March 31, 2000, Concorde Gaming acquired the 20% interest in the joint venture held by Goldcoast thus there were no management fees paid to Goldcoast for the six months ended March 31, 2001, compared to $275,367 for the six months ended March 31, 2000. Selling, general and administrative expenses were $2,440,845 for the six months ended March 31, 2001, compared to $2,437,029 for the six months ended March 31, 2000. There was an increase in advertising expense that was offset by a decrease in payroll, entertainment, and legal expenses. The advertising campaign was instituted to promote the lowering of the cruise price from $22.95 to $5.95, which went into effect on January 15, 2001. In the future there will be less radio advertisement with the majority of advertising coming from direct mail campaigns. Depreciation and amortization expenses were $409,366 for the six months ended March 31, 2001, compared to $332,780 for the six months ended March 31, 2000, an increase of 23%. This increase was primarily as a result of additional depreciation on assets purchased in Fiscal 2000.

     Golden Gates

         Casino expenses for Golden Gates were $1,569,576 for the six months ended March 31, 2001, compared to $1,173,486 for the six months ended March 31, 2000, an increase of 34%. The increase is a result of increased net revenue, which affected variable costs that are based on gaming volume, such as rent, gaming taxes, maintenance, and wages. Food and beverage expenses were $94,535 for the six months ended March 31, 2001, compared to $56,777 for the six months ended March 31, 2000, an increase of 67%. This increase was due to increased customer traffic and complimentary beverages given to them. Selling, general and administrative expenses were $273,182 for the six months ended March 31, 2001, compared to $277,881 for the six months ended March 31, 2000, a decrease of 2%. There was a decrease in advertising that was offset by an increase in payroll expenses. Depreciation and amortization were $158,797 for the six months ended March 31, 2001, compared to $142,158 for the six months ended March 31, 2000, an increase of 12%. This increase was primarily as a result of the acquisition of property and equipment in Fiscal 2000.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $471,427 for the six months ended March 31, 2001, compared to $486,414 for the six months ended March 31, 2000. This decrease was due to the Company's majority stockholder lowering the interest rate on loans that his privately held company (BHL Capital) has with the Company from 18% to 3/4% over prime. Other interest and financing costs decreased to $445,748 for the six months ended March 31, 2001, compared to $476,109 for the six months ended March 31, 2000, as a result of decreased debt.

         There was no income tax expense or benefit recorded in the six months ending March 31, 2001 compared to a tax credit of 31,200 in the six months ending March 31, 2000. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,250,883 at March 31, 2001, compared to $1,118,773 at September 30, 2000, an increase of $132,110.

         During the six months ended March 31, 2001, the Company used cash flow from operating activities of $446,411 compared to cash used of $59,283 during the six months ended March 31, 2000. The increase was primarily the result of the timing of expense payments.

         Investing activities used cash of $272,558 during the six months ended March 31, 2001, compared to $1,691,781 during the six months ended March 31, 2000. The Company used $226,265 during the six months ended March 31, 2001 for the acquisition of property and equipment, compared to $1,497,856 during the six months ended March 31, 2000.

         Financing activities provided net cash of $851,079 during the six months ended March 31, 2001, compared to cash provided of $1,097,105 during the six months ended March 31, 2000. Long-term borrowings from related parties provided $1,105,592 for the six months ended March 31, 2001, compared to $1,850,000 for the six months ended March 31, 2000. Principal payments on long-term debt with related parties were $0 for the six months ended March 31, 2001, compared to $519,703 for the six months ended March 31, 2000. Principal payments on long-term debt from other sources were $480,197 during the six months ended March 31, 2001, compared to $446,192 during the six months ended March 31, 2000.

FUTURE OPERATIONS

         The Company's current cash flow from the Casino Princesa and the Golden Gates Casino is not sufficient to meet current working capital and debt service requirements. The Company intends to increase cash flow by reducing expenses and by implementing a revised marketing strategy for the Casino Princesa consisting of increased use of direct mail, which is expected to decrease marketing costs. In January 2001, the Company restructured its fees for the Casino Princesa by charging a reduced admission fee coupled with charging for food and beverages on an as ordered basis rather than as part of the admission price. The Company believes this strategy will increase passenger count for the Casino Princesa and, accordingly, revenues, while reducing food and beverage expenses. There is no assurance that the Company's majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages (if any) to the extent funded in fiscal year 2000, and in the third quarter of fiscal year 2001. If management is unable to effectuate its operational plan, or if the Company's majority shareholder or BHL Capital is unwilling or unable to provide additional funding, the Company will continue to be unable to satisfy its debt covenants and may be unable to satisfy its continuing debt obligations, and may have to discontinue operations.

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

o The Company has incurred a significant amount of indebtedness, and the Company's cash flow from operations is currently not sufficient to fund debt service related thereto. The Company has in the past funded its operations and debt service through borrowings from BHL Capital. There is no assurance that the Company's majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages (if any) to the extent done in fiscal year 2000, and in the first quarter of fiscal year 2001.

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

         Concorde Cripple Creek, Inc. v. KMM Parking, LLC (District Court, Denver County, Colorado, No. CV4154). On June 22, 2000, Concorde Cripple Creek, Inc. ("Concorde") sued KMM for damages relating to breach of the Sublease between the parties. Concorde primarily asserts that KMM failed to perform its contractual obligation to provide Concorde with numerous interim parking spaces during the construction of the Parking Garage. In April 2001, Concorde Cripple Creek settled this dispute on terms favorable to the Company.

         The Company is also involved in routine litigation arising in the ordinary course of the Casino Princesa's and Golden Gates' business. These matters are believed by the Company to be covered by insurance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Reference is made to the Exhibit Index attached to this Report, which is incorporated herein.

b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCORDE GAMING CORPORATION


Date: May 31, 2001                    By: /s/ Jerry L. Baum
                                          --------------------------------------
                                          Jerry L. Baum, Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  3.1             Amended and Restated Articles of Incorporation(1).

  3.2             Fourth Amended and Restated Bylaws(2).

----------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995 (File No. 0-8698) and incorporated herein by this reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 (File No. 0-8698) and incorporated herein by this reference.