Form 10QSB
period 2001-06-30
CONCORDE GAMING CORP
filed 2001-08-20
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission File Number: 0-8698

                           CONCORDE GAMING CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                      84-0716683
             --------                                      ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, August 20, 2001 there were 24,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION




PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                       Page No.
                                                                                                                   --------
         Consolidated Balance Sheet at June 30, 2001 (unaudited)                                                       1

         Consolidated Statements of Operations for the Three Months and                                                3
          Nine Months Ended June 30, 2001 and 2000 (unaudited)

         Consolidated Statement of Stockholders' Equity (Deficit) for
          Nine Months Ended June 30, 2001 (unaudited)                                                                  4

         Consolidated Statements of Cash Flows for the                                                                 5
          Nine Months Ended June 30, 2001 and 2000 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                                                        6

Item 2. Management's Discussion and Analysis of Financial                                                             11
           Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                              17

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (UNAUDITED)

 ASSETS

Current assets
     Cash and cash equivalents                                                        $      1,608,691
      Trade receivables - net of allowance for doubtful accounts of $169,984                   289,634
     Inventory                                                                                  42,399
     Prepaid expenses
        Dock lease                                                                             141,468
        Other                                                                                  288,560
                                                                                      ----------------
                    Total current assets                                                     2,370,752
                                                                                      ----------------


Other assets                                                                                   133,169
                                                                                      ----------------

Property and equipment
     Land                                                                                    1,097,959
     Vessel                                                                                  9,560,167
     Gaming equipment, fixtures and furniture                                                4,254,756
     Vehicles                                                                                   51,266
     Leasehold improvements                                                                    309,574
                                                                                      ----------------
                                                                                            15,273,722
     Less accumulated depreciation and amortization                                         (2,697,088)
                                                                                      ----------------
                                                                                            12,576,634
                                                                                      ----------------

Intangibles and other
     Dock rights, net                                                                          221,890
     Deferred financing costs, net                                                             175,464
     Goodwill, net                                                                           1,092,866
                                                                                      ----------------
                                                                                             1,490,220
                                                                                      ----------------

                                                                                      $     16,570,775
                                                                                      ================


See Notes to Consolidated Financial Statements.

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable - bank                                                $        498,568
     Current maturities of long-term debt                                       6,948,576
     Accounts payable                                                             305,673
     Accrued expenses
        Payroll and payroll taxes                                                 297,195
        Accrued interest                                                           58,329
        Other                                                                     923,598
                                                                         ----------------
              Total current liabilities                                         9,031,939
                                                                         ----------------


Long-term debt, less current maturities                                            54,423
                                                                         ----------------


Note payable to related party                                                  10,279,687
                                                                         ----------------


Stockholders' equity (deficit)
     Common stock,  par value $.01 per share, authorized
        500,000,000 shares; issued and outstanding 24,070,402                     240,704
     Preferred stock, par value $.01 per share, authorized
        10,000 shares, no shares issued                                                 -
     Additional paid-in capital                                                 3,899,576
     Accumulated deficit                                                       (6,935,554)
                                                                         ----------------
                                                                               (2,795,274)
                                                                         ----------------

                                                                         $     16,570,775
                                                                         ================

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended June 30        Nine Months Ended June 30
                                                           2001             2000             2001             2000
                                                       -------------    -------------    -------------    -------------
Revenues
     Casino                                            $   4,770,294    $   5,481,134    $  12,767,324    $  13,571,319
     Food and beverage                                       408,553          722,972        1,227,559        1,841,445
     Other                                                   290,478          674,870        1,341,029        1,785,116
                                                       -------------    -------------    -------------    -------------
              Gross revenues                               5,469,325        6,878,976       15,335,912       17,197,880
     Less: promotional allowance                             785,559        2,241,815        2,574,091        4,542,023
                                                       -------------    -------------    -------------    -------------
              Net revenues                                 4,683,766        4,637,161       12,761,821       12,655,857
                                                       -------------    -------------    -------------    -------------

Costs and expenses:
     Casino                                                2,285,700        2,300,970        6,458,301        6,265,066
     Food and beverage                                       293,237          450,802          981,424        1,174,834
     Management fees, to minority partner                          -                -                -          275,367
     Selling, general and administrative                   1,458,373        1,645,325        4,520,891        4,894,324
     Depreciation and amortization                           299,191          254,868          898,664          760,509
                                                       -------------    -------------    -------------    -------------
                                                           4,336,501        4,651,965       12,859,280       13,370,100
                                                       -------------    -------------    -------------    -------------

              Income (loss) from operations                  347,265          (14,804)         (97,459)        (714,243)
                                                       -------------    -------------    -------------    -------------

Other income (expense):
     Interest income                                           2,117            6,437           14,615           25,714
     Other income                                            300,917           10,415          311,072            4,592
     Interest expense and financing costs:
        Related parties                                     (204,795)        (326,302)        (676,222)        (812,716)
        Other                                               (191,702)        (228,608)        (637,451)        (704,717)
                                                       -------------    -------------    -------------    -------------
                                                             (93,463)        (538,058)        (987,986)      (1,487,127)
                                                       -------------    -------------    -------------    -------------

              Income (loss) before income taxes              253,802         (552,862)      (1,085,445)      (2,201,370)

Federal and state income tax benefit                              --           31,200               --               --
                                                       -------------    -------------    -------------    -------------

              Net income (loss)                        $     253,802    $    (584,062)   $  (1,085,445)   $  (2,201,370)
                                                       =============    =============    =============    =============

Basic and diluted income (loss) per share              $        0.01    $       (0.02)   $       (0.05)   $       (0.09)
                                                       =============    =============    =============    =============



See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Nine Months Ended June 30, 2001
                                   (UNAUDITED)

                                                                          Additional
                                          Number           Common           paid-in       Accumulated
                                        of shares          stock            capital         deficit            Total
                                      --------------   --------------   --------------   --------------    --------------
Balance September 30, 2000                24,070,402   $      240,704   $    3,899,576   $   (5,850,109)   $   (1,709,829)

    Net loss                                      --               --               --       (1,085,445)       (1,085,445)
                                      --------------   --------------   --------------   --------------    --------------

Balance June 30, 2001                     24,070,402   $      240,704   $    3,899,576   $   (6,935,554)   $   (2,795,274)
                                      ==============   ==============   ==============   ==============    ==============


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)

                                                                                             2001             2000
                                                                                         -------------    -------------
Cash flows from operating activities:
     Net (loss)                                                                          $  (1,085,445)   $  (2,201,370)
     Adjustments to reconcile net (loss) to net cash flows
        provided by operating activities:
           Note payable to related party incurred for payment of accrued interest              676,222          550,299
           Depreciation and amortization                                                       898,664          760,510
           Loss on disposal of property and equipment                                               --           15,811
           Provision for doubtful accounts                                                       6,551           71,000
           Deferred income tax                                                                      --          139,000
           Change in assets and liabilities:
              Decrease (increase) in trade receivables                                         (26,309)         146,835
              Decrease in prepaid expenses and inventory                                        71,010          225,152
              Increase in accounts payable and accrued expenses                                (31,202)         190,890
              Increase in income taxes payable                                                      --          155,959
                                                                                         -------------    -------------
                    Net cash provided by operating activities                                  509,491           54,086
                                                                                         -------------    -------------

Cash flows from investing activities:
     Purchase of property and equipment                                                       (312,873)      (1,689,906)
     Purchase of intangibles                                                                  (126,417)        (278,581)
     Decrease in other assets                                                                   36,323           16,911
                                                                                         -------------    -------------
                    Net cash (used in) investing activities                                   (402,967)      (1,951,576)
                                                                                         -------------    -------------

Cash flows from financing activities:
     Net change in short-term borrowings                                                       254,362          274,669
     Proceeds from long-term borrowings, related parties                                     1,105,592        1,900,000
     Proceeds from long term borrowings - other                                                     --           19,683
     Principal payments on long-term borrowings, related parties                                    --         (519,704)
     Principal payments on long-term borrowings, other                                        (976,560)        (661,963)
     Proceeds from sale of stock                                                                    --           13,000
                                                                                         -------------    -------------
                    Net cash provided by financing activities                                  383,394        1,025,685
                                                                                         -------------    -------------

                    Net increase (decrease) in cash and cash equivalents                       489,918         (871,805)
Cash and cash equivalents:
Beginning                                                                                    1,118,773        2,066,840
                                                                                         -------------    -------------

Ending                                                                                   $   1,608,691    $   1,195,035
                                                                                         =============    =============

Supplemental Disclosures of Cash Flow Information
     Cash payments for:
        Interest                                                                         $     644,761    $   1,015,693

Supplemental disclosures of noncash investing activities:
     Loan receivable exchanged for accounts payable                                      $          --    $      95,000


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2000 included in the Company's 2000 Annual Report on Form 10-KSB.

(2)      Description of Business and Consolidated Entities:

         The Company, through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa ("Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. The Company intends to consolidate Casino Princesa and Princesa Partners with Concorde Cruises. Concorde Cruises owns 100% of Casino Princesa and Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement (the "Charter") dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa.

(3)      Reclassifications:

         Certain player match betting incentives of approximately $1,825,539 for the nine months ended June 30, 2000, and approximately $1,144,978 for the three months ended June 30, 2000, were previously accounted for as an operating expense and have now been reclassified as a promotional allowance on the Company's financial statements.

(4)      Earnings Per Share

         The following table sets forth the computation of basic and diluted Earnings Per Share (EPS). Options outstanding were not included in the EPS calculation for the three months and nine months ending June 30, 2001, and 2000, because their effect is anti-dilutive.


                                           Three Months Ended                                   Three Months Ended
                                             June 30, 2001                                         June 30, 2000
                             ------------------------------------------------   -------------------------------------------------
                                                Weighted           Per                              Weighted           Per
                                                 Average           Share                             Average           share
                                 Income          Shares            Amount           Loss              Shares           Amount
                             --------------   --------------   --------------   --------------    --------------   --------------
Basic and Diluted EPS
 Net Earnings (Loss)         $      253,802       24,070,402   $         0.01   $     (584,062)       24,070,402   $       (0.02)
                             ==============   ==============   ==============   ==============    ==============   ==============



                                            Nine months Ended                                     Nine months Ended
                                             June 30, 2001                                          June 30, 2000
                             -------------------------------------------------    -------------------------------------------------
                                                  Weighted         Per                                 Weighted          Per
                                                  Average          Share                               Average           share
                                  Loss             Shares          Amount             Loss              Shares           Amount
                             --------------    --------------   --------------    --------------    --------------   --------------
Basic and Diluted EPS
 Net Earnings (Loss)         $   (1,085,445)       24,070,402   $        (0.05)   $   (2,201,370)       24,032,739   $        (0.09)
                             ==============    ==============   ==============    ==============    ==============   ==============


(5)      Obligations to Bayfront Ventures

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, which provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a mortgage on the vessel and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Princesa Partners and Casino Princesa. In addition, the Company, and Mr. Lien, the Company's majority stockholder, have guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.375% and calls for monthly payments of $130,258, including interest. The Vessel Loan is due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

         Princesa Partners was in violation of the debt service covenant under the Vessel Loan as of June 30, 2001. Therefore the unpaid principal balance is included in current maturities at June 30, 2001. Princesa Partners has been advised by its lenders that they have tentatively agreed to waive non-compliance with the debt service covenant through October 1, 2001.

(6)      Segment Information

         The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different technology and marketing strategies.

         There are two reportable segments: the Casino Princesa and Golden Gates Casino. The Casino Princesa is an offshore gaming vessel which sails out of Miami, Florida. The Golden Gates Casino is a limited states casino located in Black Hawk, Colorado.

         The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. The interest expense of each segment is specifically identifiable to debt directly incurred to acquire each segment's respective assets. No intercompany allocations or intersegment sales and transfers have been made.

         Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

         Financial information in $1,000's with respect to the reportable segments is as follows:


                                                                     For Three Months Ended June 30
                                                   Casino Princesa             Golden Gates                  Total
                                                 2001          2000          2001         2000         2001         2000
                                              ----------    ----------    ----------   ----------   ----------   ----------
Revenues
   Casino                                     $    3,046    $    4,411    $    1,724   $    1,070   $    4,770   $    5,481
   Food and beverage                                 380           694            29           29          409          723
   Other                                             267           651            23           24          290          675
                                              ----------    ----------    ----------   ----------   ----------   ----------
      Gross revenues                               3,693         5,756         1,776        1,123        5,469        6,879
   Less promotional allowance                        658         2,161           128           81          786        2,242
                                              ----------    ----------    ----------   ----------   ----------   ----------
      Net revenues                                 3,035         3,595         1,648        1,042        4,683        4,637
                                              ----------    ----------    ----------   ----------   ----------   ----------

Cost and expenses
   Casino                                          1,313         1,681           972          620        2,285        2,301
   Food and beverage                                 248           414            46           37          294          451
   Management fees                                    --            --            --           --           --           --
   Selling, general and administrative             1,167         1,286           123          147        1,290        1,433
   Depreciation and amortization                     205           169            79           70          284          239
   Interest expense                                  178           213            12           20          190          233
                                              ----------    ----------    ----------   ----------   ----------   ----------
      Total costs and expenses                     3,111         3,763         1,232          894        4,343        4,657
                                              ----------    ----------    ----------   ----------   ----------   ----------
   Segment profit (loss)                      $      (76)   $     (168)   $      416   $      148   $      340   $      (20)
                                              ==========    ==========    ==========   ==========   ==========   ==========



                                                                      For Nine Months Ended June 30
                                                  Casino Princesa              Golden Gates                  Total
                                                 2001          2000          2001         2000         2001           2000
                                              ----------    ----------    ----------   ----------   ----------    ----------
Revenues
   Casino                                     $    8,012    $   10,830    $    4,755   $    2,741   $   12,767    $   13,571
   Food and beverage                               1,149         1,763            79           79        1,228         1,842
   Other                                           1,285         1,729            56           56        1,341         1,785
                                              ----------    ----------    ----------   ----------   ----------    ----------
      Gross revenues                              10,446        14,322         4,890        2,876       15,336        17,198
   Less promotional allowance                      2,245         4,320           329          222        2,574         4,542
                                              ----------    ----------    ----------   ----------   ----------    ----------
      Net revenues                                 8,201        10,002         4,561        2,654       12,762        12,656
                                              ----------    ----------    ----------   ----------   ----------    ----------
Cost and expenses
   Casino                                          3,916         4,472         2,542        1,793        6,458         6,265
   Food and beverage                                 841         1,081           140           94          981         1,175
   Management fees                                    --           275            --           --           --           275
   Selling, general and administrative             3,607         3,723           396          425        4,003         4,148
   Depreciation and amortization                     614           502           238          212          852           714
   Interest expense                                  589           650            45           59          634           709
                                              ----------    ----------    ----------   ----------   ----------    ----------
      Total costs and expenses                     9,567        10,703         3,361        2,583       12,928        13,286
                                              ----------    ----------    ----------   ----------   ----------    ----------
   Segment profit (loss)                      $   (1,366)   $     (701)   $    1,200   $       71   $     (166)   $     (630)
                                              ==========    ==========    ==========   ==========   ==========    ==========

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                      Three Months Ended June 30      Nine Months Ended June 30
                                                         2001           2000            2001            2000
                                                     ------------   ------------    ------------    ------------
PROFIT
Total loss of reportable segments                    $        340   $        (20)   $       (166)   $       (630)
    Unallocated amounts:
      Income
        Interest income                                         2              6              15              26
        Other                                                 301             12             311               4
                                                     ------------   ------------    ------------    ------------
          Total income items                                  303             18             326              30
                                                     ------------   ------------    ------------    ------------
      Expense
        General and administrative                            168            213             520             747
        Depreciation and amortization                          15             16              46              46
        Corporate interest                                    206            322             679             808
                                                     ------------   ------------    ------------    ------------
          Total expense items                                 389            551           1,245           1,601
                                                     ------------   ------------    ------------    ------------

Consolidated net loss before income taxes            $        254   $       (553)   $     (1,085)   $     (2,201)
                                                     ============   ============    ============    ============



(7)      Going Concern Issues and Management Plans

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $1,085,445 for the nine months ending June 30, 2001, and has an accumulated deficit since inception of $6,935,554. In addition, the Company has liabilities due within one year of $9,031,939, but only current assets of $2,370,752. The Company is also in violation of a loan covenant. Management's plans to address these conditions are discussed in the following paragraphs.

         Management is focusing its efforts on improving the operations of the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the Casino Princesa's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Management hopes that passenger counts will increase due to a reduction in admission charges combined with changing the marketing focus to increase direct mail solicitation. A substantial customer database has been compiled for this purpose.

         Management expects to enjoy higher customer counts and revenues at the Golden Gates Casino due to the completion of a parking facility adjacent to the casino in the fourth quarter of fiscal year 2000. Management believes that due to the construction of the parking facility, and the lack of alternative parking, the Golden Gates Casino suffered a substantial reduction in customer traffic during most of fiscal year 2000.

         There is no assurance that the Company's majority shareholder would have the intent or the ability to fund future cash shortages (if any) to the extent done in fiscal year 2000, and in the first three quarters of fiscal year 2001.

         If management is unable to effectuate its plan for improving operations, and if the Company's majority shareholder is unable to provide additional sources of cash, the Company will continue to be unable to satisfy its debt covenants and may be unable to satisfy its continuing debt obligations, and may have to discontinue its operations.

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

OVERVIEW

         Concorde Gaming Corporation (the "Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Bayfront Ventures, a Florida general partnership which conducts business under the name Casino Princesa ("Casino Princesa"), and Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa") from Bayfront Park, Miami, Florida. The Company intends to consolidate Casino Princesa and Princesa Partners with Concorde Cruises. Concorde Cruises owns 100% of Casino Princesa and Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and, pursuant to a Charter Agreement dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

REVENUES

         Net revenues were $4,683,766 for the three months ended June 30, 2001, compared to $4,637,161 for the three months ended June 30, 2000, an increase of 1%.

     Casino Princesa

         Casino Princesa net revenues were $3,035,400 for the three months ended June 30, 2001, compared to net revenues of $3,595,323 for the three months ended June 30, 2000, a decrease of 16%. This decrease was primarily due to a decrease in admission prices and decreased passenger counts because of bad weather. Food and beverage revenues were $379,969, for the three months ended June 30, 2001, as compared to $693,701, for the three months ended June 30, 2001, a decrease of 45%. This decrease was primarily due to new pricing, in that the meal is not a part of the admission price but is sold or given to customers on a complementary basis separately. In Fiscal Year 2000, when a customer purchased or was given on a complementary basis an admission, $5.95 of the ticket price was allocated to food and beverage revenue regardless of whether the customer ate.

         Promotional allowance expenses were $657,823 for the three months ended June 30, 2001, compared to $2,161,164 for the three months ended June 30, 2000, a decrease of 70%. This decrease was primarily due to significantly lower complimentary vessel admission. The reduced complimentary customer admission was a direct result of a reduction in the admission price from $22.95 to $5.95 during the three months ended June 30, 2001. Table game promotions included in the promotional allowance expense were $206,038 for the three months ended June 30, 2001 and $1,091,612 for the three months ended June 30, 2000, a decrease of 81%. The decrease in table game promotions was primarily due to management refocusing promotional efforts and better control of these costs. Management anticipates that promotional allowance expenses will be substantially lower in the remainder of the year ending September 30, 2001, as compared to Fiscal 2000.

     Golden Gates

         Golden Gates net revenues were $1,648,366 for the three months ended June 30, 2001, compared to net revenues of $1,041,838 for the three months ended June 30, 2000, an increase of 58%. This increase was primarily due to increased customer traffic, due to customers having access to the casino from an adjacent parking facility. Although there was limited access to the casino from the parking facility in the three months ended June 30, 2000, construction of the parking facility was not complete.

COSTS AND EXPENSES

         Total costs and expenses were $4,336,501 for the three months ended June 30, 2001, compared to $4,651,965 for the three months ended June 30, 2000, a decrease of 7%.

   Casino Princesa

         Casino expenses for Casino Princesa were $1,313,279 for the three months ended June 30, 2001, compared to $1,681,015 for the three months ended June 30, 2000, a decrease of 22%. This decrease was primarily due to a reduction in payroll, and to a lesser extent, reductions in bad debt and supplies expenses. Food and beverage expenses for Casino Princesa were $247,538 for the three months ended June 30, 2001, compared to $413,696 for the three months ended June 30, 2000, a decrease of 40%. This decrease was primarily due to reduced food inventory and spoilage expenses. Selling, general, and administrative expenses were $1,166,624 for the three months ended June 30, 2001, compared to $1,285,838 for the three months ended June 30, 2000, a decrease of 9%. This decrease was primarily due to decreased payroll expense. Depreciation and amortization were $204,684 for the three months ended June 30, 2001, compared to $169,202 for the three months ended June 30, 2000, an increase of 21%. This increase was primarily due to the acquisition of property and equipment in Fiscal 2000.

   Golden Gates

         Casino expenses for Golden Gates were $972,421 for the three months ended June 30, 2001, compared to $619,955 for the three months ended June 30, 2000, an increase of 57%. This increase was primarily due to increased customer traffic, which affected variable expenses that are based on gaming volume, such as rent, gaming taxes, maintenance, and wages. Food and beverage expenses were $45,699 for the three months ended June 30, 2001, compared to $37,106 for the three months ended June 30, 2000, an increase of 23%. This increase was primarily due to increased customer traffic and complementary beverages given to such customers. Selling, general and administrative expenses were $123,204 for the three months ended June 30, 2001, compared to $146,816 for the three months ended June 30, 2000, a decrease of 16%. This decrease was primarily due to reduced promotions.

Depreciation and amortization expenses were $79,398 for the three months ended June 30, 2001, compared to $70,297 for the three months ended June 30, 2000, an increase of 13%. This increase was primarily due to the acquisition of property and equipment in Fiscal 2000.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $204,795 for the three months ended June 30, 2001, compared to $326,302 for the three months ended June 30, 2000. This decrease was primarily due to the Company's majority stockholder reducing the interest rate applicable to loans from his privately held company BHL Capital to the Company from 18% to 3/4% over prime on October 1, 2000. The reduction in interest expense from the reduction of the interest rate was offset, to some extent, by interest expense on additional borrowings from BHL Capital. Other interest and financing costs decreased to $191,702 for the three months ended June 30, 2001, compared to $228,608 for the three months ended June 30, 2000, as a result of decreased debt.

         Other income was $300,917 for the three months ended June 30, 2001, compared to $10,415 for the three months ended June 30, 2000, primarily as a result of the receipt of proceeds from the settlement of the Golden Gates parking facility lawsuit.

         There was no income tax expense recorded in the quarter ending June 30, 2001 due to the utilization of the net operating loss carryover, compared to a tax expense of $31,200 in the quarter ending June 30, 2000. The Company records an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000:

REVENUES

         Net revenues were $12,761,821 for the nine months ended June 30, 2001, compared to $12,655,857 for the nine months ended June 30, 2000, an increase of 1%.

   Casino Princesa

         Casino Princesa net revenues were $8,201,297 for the nine months ended June 30, 2001, compared to net revenues of $10,002,012 for the nine months ended June 30, 2000, a decrease of 18%. This decrease was primarily due to decreased, passenger counts because of bad weather. Food and beverage revenues were $1,149,202, for the nine months ended June 30, 2001, as compared to $1,762,618, for the nine months ended June 30, 2000, a decrease of 35%. This decrease was primarily due to the new food services provided, in that meals are no longer included as part of the admission price but are instead sold and given to customers on a complementary basis separately. In Fiscal 2000, when a customer was sold or given admission, $5.95 was allocated to food and beverage revenues regardless of whether the passenger ate.

         Promotional allowance expense decreased 48% to $2,245,367 from $4,319,722. This decrease was primarily due to decreased use of "buy-in" promotions on table games. Table game promotions expenses were $419,083 for the nine months ended June 30, 2001, and $1,663,456 for the nine months ending June 30, 2000, a decrease of 75%. This decrease was primarily due to management refocusing promotional efforts and better control of these costs. Management anticipates that promotional allowance expense will be substantially lower in the remainder of the year ending September 30, 2001, as compared to Fiscal 2000.

   Golden Gates

         Golden Gates net revenues were $4,560,524 for the nine months ended June 30, 2001, compared to net revenues of $2,653,845 for the nine months ended June 30, 2000, an increase of 72%. The increase was primarily due to increased customer traffic, due to customers having access to the casino from an adjacent parking facility. In the nine months ended June 30, 2000, the parking facility was under construction and customers had limited access to the casino.

COSTS AND EXPENSES

         Total costs and expenses were $12,859,280 for the nine months ended June 30, 2001, compared to $13,370,100 for the nine months ended June 30, 2000, a decrease of 4%.

   Casino Princesa

         Casino expenses for Casino Princesa were $3,916,302 for the nine months ended June 30, 2001, compared to $4,471,625 for the nine months ended June 30, 2000, a decrease of 12%. This decrease was primarily due to a reduction in payroll, operating supplies and bad debt expenses. Food and beverage expenses for Casino Princesa were $841,190 for the nine months ended June 30, 2001, compared to $1,080,951 for the nine months ended June 30, 2000, a decrease of 22%. This decrease was primarily due to reduced food inventory and spoilage expenses. On March 31, 2000, Concorde Gaming acquired the 20% interest in the joint venture held by Goldcoast thus there were no management fees paid to Goldcoast for the nine months ended June 30, 2001, compared to $275,367 for the nine months ended June 30, 2000. Selling, general and administrative expenses were $3,607,470 for the nine months ended June 30, 2001, compared to $3,722,863 for the nine months ended June 30, 2000. This decrease was primarily due to a reduction in payroll and operating supplies. Depreciation and amortization expenses were $614,050 for the nine months ended June 30, 2001, compared to $501,981 for the nine months ended June 30, 2000, an increase of 22%. This increase was primarily due to the acquisition of property and equipment in Fiscal 2000.

   Golden Gates

         Casino expenses for Golden Gates were $2,541,999 for the nine months ended June 30, 2001, compared to $1,793,441 for the nine months ended June 30, 2000, an increase of 42%. This increase was primarily due to increased customer traffic, which affected variable costs that are based on gaming volume, such as rent, gaming taxes, maintenance, and wages. Food and beverage expenses were $140,234 for the nine months ended June 30, 2001, compared to $93,883 for the nine months ended June 30, 2000, an increase of 48%. This increase was primarily due to increased customer traffic and beverages and a sandwich buffet that are complementary to the customer. Selling, general and administrative expenses were $395,386 for the nine months ended June 30, 2001, compared to $424,695 for the nine months ended June 30, 2000, a decrease of 7%. This decrease was primarily due to a decrease in advertising expenses that was partially offset by an increase in payroll expenses. Depreciation and amortization were $238,195 for the nine months ended June 30, 2001, compared to $212,455 for the nine months ended June 30, 2000, an increase of 12%. This increase was primarily due to additional depreciation expenses on property and equipment acquired in Fiscal 2000.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $676,222 for the nine months ended June 30, 2001, compared to $812,716 for the nine months ended June 30, 2000. This decrease was due to BHL Capital reducing the interest rate applicable to loans from BHL Capital to the Company from 18% to 3/4% over prime. Other interest and financing costs decreased to $637,451 for the nine months ended June 30, 2001, compared to $704,717 for the nine months ended June 30, 2000, as a result of decreased debt.

         Other income was $311,072 for the nine months ended June 30, 2001, compared to $4,592 for the nine months ended June 30, 2000, primarily as a result of the receipt of proceeds from the settlement of the Golden Gates parking facility lawsuit.

         There was no income tax expense recorded in the nine months ending June 30, 2001 or June 30, 2000 due to the utilization of the net operating loss carryover.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,608,691 at June 30, 2001, compared to $1,118,773 at September 30, 2000, an increase of $489,918 or 128%.

         During the nine months ended June 30, 2001, the Company provided cash flow from operating activities of $509,491, compared to $54,086 during the nine months ended June 30, 2000. The increase was primarily the result of the timing of expense payments.

         Investing activities used cash of $402,967 during the nine months ended June 30, 2001, compared to $1,951,576 during the nine months ended June 30, 2000. The Company used $312,873 during the nine months ended June 30, 2001 for the acquisition of property and equipment, compared to $1,689,906 during the nine months ended June 30, 2000.

         Financing activities provided net cash of $383,394 during the nine months ended June 30, 2001, compared to $1,025,685 during the nine months ended June 30, 2000. Long-term borrowings from related parties provided $1,105,592 for the nine months ended June 30, 2001, compared to $1,900,000 for the nine months ended June 30, 2000. Principal payments on long-term debt with related parties were $0 for the nine months ended June 30, 2001, compared to $519,704 for the nine months ended June 30, 2000. Principal payments on long-term debt from other sources were $976,560 during the nine months ended June 30, 2001, compared to $661,963 during the nine months ended June 30, 2000.

FUTURE OPERATIONS

         The Company's current cash flow from the Casino Princesa and the Golden Gates Casino is not sufficient to meet current working capital and debt service requirements. The Company intends to increase cash flow by reducing expenses and by implementing a revised marketing strategy for the Casino Princesa consisting of increased use of direct mail, which is expected to decrease marketing costs. In January 2001, the Company restructured its fees for the Casino Princesa by charging a reduced admission fee coupled with charging for food and beverages on an as ordered basis rather than as part of the admission price. The Company believes this strategy combined with the revised marketing strategy will increase passenger count for the Casino Princesa and, revenues, while reducing food and beverage expenses. If it does not, there is no assurance that the Company's majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages (if any) to the extent funded in fiscal year 2000, and in the first three quarters of fiscal year 2001. If management is unable to effectuate its operational plan, or if the Company's majority shareholder or BHL Capital is unwilling or unable to provide additional funding, the Company will continue to be unable to satisfy its debt covenants and may be unable to satisfy its continuing debt obligations, and may have to discontinue operations.

         Princesa Partners is in default of the Vessel Loan due to a failure to comply with the debt service covenant contained therein. Princesa Partners has been advised by its lenders that they have tentatively agreed to waive such non-compliance until October 1, 2001. If Princesa Partners' operations do not improve to allow compliance with the covenants in the Vessel Agreement, the Company may be adversely effected.

         Concorde Cripple Creek was also in default as of June 30, 2001 with respect to a loan from BNC National Bank due to a failure to meet capital expenditure and cash coverage covenants. On July 23, 2001, Concorde Cripple Creek repaid the loan to BNC National Bank in full.

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

o The Company has incurred a significant amount of indebtedness, and the Company's cash flow from operations is currently not sufficient to fund debt service related thereto. The Company has in the past funded its operations and debt service through borrowings from BHL Capital. There is no assurance that the Company's majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages (if any) to the extent done in fiscal year 2000, and in the first three quarters of fiscal year 2001.

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

o The Company operates in a very competitive environment, particularly in Colorado. The growth in the number of slot machines in Black Hawk, Colorado, which may increase in 2001, and the spread of legalized gaming in other states and countries, could negatively affect our operating results.

o The Company's gaming operations in Colorado are highly regulated by governmental authorities. The Company will also be subject to regulation in Florida if Florida decides to regulate the day-cruise industry. In such an event, Native American gaming would also become more competitive. If the Company conducts gaming activities in any jurisdiction other than Colorado or Florida, the authorities in that jurisdiction may also subject the Company to additional regulation. Changes in applicable laws or regulations could have a significant effect on our operations.

o The Company's business is affected by changes in local, national and international general economic and market conditions in the locations where it operates and where its customers live. The Casino Princesa business is particularly affected by the economic situation in Latin America and South America. Changes in economic conditions could have a material adverse effect on the Company's business.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Association for Disabled Americans, Inc., Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz and Jorge Luis Rodriquez v. Concorde Gaming Corporation and Goldcoast Entertainment Cruises, Inc. (United States District Curt for the Southern District of Florida, Miami Division, Civil Action No. 99-1056). On April 15, 1999, the Association for Disabled Americans, Inc., et. al (the "Plaintiffs"), sued the Company and Goldcoast (the "Defendants") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claim, in part, that the Defendants have discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the Princesa and that the Defendants have failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining the Defendants from continuing its alleged discriminatory practices, ordering the Defendants to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorneys' fees, costs and expenses incurred. This matter was tried in August 2001, but the court has not yet issued a ruling. There can be no assurance that this disposition of this matter will not have a material impact on the Company.

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

                                        CONCORDE GAMING CORPORATION


Date: August 20, 2001                   By: /s/ Jerry L. Baum
                                        ----------------------------------------
                                        Jerry L. Baum, Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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