Form 10KSB
period 2001-09-30
CONCORDE GAMING CORP
filed 2001-12-31
CIK 215503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File No.
September 30, 2001                                                        0-8698

                           CONCORDE GAMING CORPORATION
                 (Name of small business issuer in its charter)

             Colorado                                                 84-0716683
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year.  $18,663,694

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 28, 2001 was approximately $74,773. This calculation is based upon the price at which a share of voting stock was last traded $.01 on December 27, 2001.

         The number of outstanding shares of the issuer's $.01 par value common stock was 25,070,402 as of December 28, 2001.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Concorde Gaming Corporation was incorporated as a Colorado corporation on September 1, 1976. Through our wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation, we operate the Golden Gates Casino, a limited stakes casino in Black Hawk, Colorado. In addition, through our wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation, and Conami, Inc., a Florida corporation, we own 100% of Princesa Partners, a Florida general partnership. Princesa Partners owns and operates an offshore gaming vessel, the Princesa, from Bayfront Park, Miami, Florida. Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. As discussed below, on March 31, 2000, Concorde Cruises purchased the remaining 20% interest in Bayfront Ventures, a Florida general partnership, which conducted business under the name Casino Princesa. By operation of law, Bayfront Ventures was dissolved on March 31, 2000 when Concorde Cruises became its sole owner. At such time, Concorde Cruises assumed all of the rights and obligations of Bayfront Ventures and continues to operate the Princesa under the name Casino Princesa. Princesa Partners owns the Princesa and pursuant to a charter agreement dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. Construction of the Princesa was completed and the Princesa commenced operations in October 1998.

BUSINESS DEVELOPMENTS

         CASINO PRINCESA

         Partnership Interest Purchase Agreement. In August 1997, we purchased an 80% interest in Casino Princesa. Goldcoast Entertainment Cruises, Inc., an unaffiliated corporation, owned the remaining 20% at such time. Pursuant to a partnership interest purchase agreement, referred to as the "Purchase Agreement," dated as of March 31, 2000, Concorde Cruises acquired the 20% interest held by Goldcoast in each of Bayfront Ventures and Princesa Partners for $1,500,000.

         Use Agreement. On June 25, 1997, Casino Princesa entered into a use agreement, referred to as the "Use Agreement," with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida, referred to as the "Trust." The Use Agreement grants Casino Princesa the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term of the Use Agreement, as amended, is for five years commencing October 1, 1997. Casino Princesa has the option to extend the Use Agreement for one additional five-year term at the end of the initial term if there has been no event of default under the Use Agreement. Casino Princesa also has a right of first refusal to extend an additional five year term following the end of the extension term provided the Trust, in its sole discretion, has determined to permit the continued use of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement Under the Use Agreement, Casino Princesa currently pays the Trust an annual fee of $475,000. During the extension term the annual fees increase by 4% over the previous year and during the additional term the annual fees increase by 8% over the previous year. We are also required throughout the term of the Use Agreement to provide an irrevocable letter of credit on behalf of Casino Princesa for the benefit of the Trust, in an amount equal to the next years' annual fees. We are currently in default of this requirement for the year ending September 30, 2002. We are currently in negotiations regarding amending the Use Agreement and we expect to continue operations under an amended agreement, including our ability to extend the term of the Use Agreement despite our current default.

         FINANCING

         Princesa Partners entered into a loan and security agreement with a number of lenders, to obtain permanent financing for the Princesa. Proceeds of the loan were used to pay in full the loan for construction financing with respect to the Princesa, to acquire equipment (including gaming equipment) for the Princesa and for other project costs. The loan is secured by a first preferred ship mortgage dated October 15, 1998. Also, Casino Princesa and Princesa Partners granted to the lenders, pursuant to a security agreement dated as of October 22, 1998, a security interest in all furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners and used in connection with or located on the Princesa. Casino Princesa was in default under the vessel loans due to a failure to comply with the debt service covenant up to December 27, 2001. On December 27, 2001 we amended the debt service covenants and are no longer in default under the loan.

         Pursuant to the vessel loan, we, along with Casino Princesa, guaranteed the obligations of Princesa Partners pursuant to a guaranty, subordination agreement, security agreement and indemnity dated October 22, 1998 and a guaranty dated October 22, 1998, respectively.

         GOLDEN GATES CASINO

         Parking Garage Agreement. Concorde Cripple Creek, Elevation E8000+, LLC, referred to as E8000, and KMM Parking L.L.C., a Colorado limited liability company, entered into an agreement dated October 22, 1997 to subject certain property located in Black Hawk, Colorado to a condominium regime. Pursuant to this agreement, the parties contributed parcels of land adjacent or near the Golden Gates Casino for construction of a 450-stall parking garage. Concorde Cripple Creek and KMM entered into a sublease dated December 30, 1998 under which Concorde Cripple Creek leased at no cost 50 parking spaces from KMM for use during construction of the Parking Garage. Pursuant to the parking garage agreement, KMM obtained a loan for approximately $10,000,000 to finance construction of the parking garage with the loan to be repaid solely by KMM. Collateral for the loan includes the land each of the parties will contribute under the parking garage agreement. Construction of the parking garage was completed in March 2000. Pursuant to the agreement, the parties are currently negotiating a condominium declaration whereby each party will grant title to a proportionate share of the parking spaces based on each party's contribution of property, under which Concorde Cripple Creek will own a minimum of 34 parking spaces. Additionally, only KMM's property will secure the loan for the construction of the parking garage after the condominium declaration is entered into. Further, Concorde Cripple Creek is required to lease E8000's parking spaces from E8000, leasing a minimum of 41 parking spaces.

COLORADO OPERATIONS

         Colorado law permits limited stakes casino gaming, $5.00 or less per wager, in three historic mining towns, Black Hawk and Central City, adjacent towns located approximately 40 miles west of Denver, and Cripple Creek, approximately 90 miles south of Denver. Black Hawk and Central City form the primary gaming market in Colorado, and competition within these markets is intense.

         The Golden Gates Casino is located on Main Street in Black Hawk, Colorado directly across from the Richman Street Bridge, which bridge provides access onto Main Street from U.S. Highway 119. The Golden Gates Casino offers 3 blackjack tables, 1 poker table, and 260 gaming machines on approximately 4,300 square feet of gaming floor space and also features a full service liquor bar and furnishes nightly valet parking.

         The Golden Gates Casino depends primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents for its customer base. Denver, and its surrounding communities, have an approximate population of 2 million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

         COMPETITION

         The primary competition for the Golden Gates Casino is from other casinos operating in Black Hawk and Central City, of which there were approximately 20 as of September 30, 2001, and, secondarily, casinos operating in Cripple Creek of which there were approximately 19 as of September 30, 2001. We believe that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of gaming machines and tables, types and pricing of amenities, name recognition, and overall atmosphere.

         In June 1998, the Lodge Casino at Black Hawk opened across the street from Golden Gates Casino. In late December of 1998, a new casino, the Isle of Capri, opened in Black Hawk and added approximately 1,100 gaming devices to the Black Hawk gaming market. In November 2000, the Riviera opened approximately one block from the Golden Gates Casino and in March 2000, The Black Hawk Mardi Gras opened directly across Main Street from the Golden Gates Casino. Collectively, the Riviera and The Black Hawk Mardi Gras added approximately 1,720 gaming devices to the Black Hawk gaming market. In December 2001, the Black Hawk Casino by Hyatt opened one block from the Golden Gates Casino. This casino has 1,550 parking spots, 1,332 gaming machines disbursed over 55,000 square feet and brings Las Vegas style amenities to the area. In addition, other casino projects are reported to be in various stages of planning or have commenced construction in Black Hawk. Other experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, including Anchor Gaming and Fitzgerald's, many of which have substantially greater financial and marketing resources than us. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, we expect the number of gaming facilities to continue to increase.

         While it is difficult to assess the development and timing of competing projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the announced projects will be completed and opened to the public. We believe the opening of the Lodge Casino at Black Hawk, the Riviera and the Black Hawk Mardi Gras has increased the number of casino patrons and increased revenues over prior years' results. The Black Hawk Casino by Hyatt is expected to offer increased competition that may adversely affect the Golden Gates Casino's operations.

         On November 4, 1999, Central City property owners approved a business improvement district to seek financing for the construction of a southern access road (commonly referred to as the South Access) to Interstate 70. This road, if constructed, would provide a faster route for gamblers to drive to Central City from I-70. If the South Access is built, it would likely have a negative impact on the Golden Gates Casino. Central City is located adjacent to Black Hawk and currently provides the primary competition to the gaming establishments in Black Hawk, with 5 casinos and approximately 1,659 gaming devices. Black Hawk has historically enjoyed an advantage over Central City in large part because access to Central City by State Highway 119 (currently the only major access to either Black Hawk or Central City from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City.

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

         SEASONAL FLUCTUATION AND INCLEMENT WEATHER

         Because the Golden Gates Casino is located in the Rocky Mountains, sudden and severe winter storms may adversely affect Concorde Cripple Creek's revenues. Access to Black Hawk, which is located ten miles from Interstate 70, is via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, reducing the number of patrons traveling to Black Hawk and negatively affecting our revenue during these periods. In addition, bad weather can result in a loss of services to the Golden Gates Casino which negatively affects Concorde Cripple Creek's operations. As a result, the Golden Gates Casino's business tends to be seasonal, with the highest level of activity occurring during the summer months.

         DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES

         The operation of the Golden Gates Casino requires qualified managers and skilled employees with gaming industry experience and qualifications necessary to obtain the requisite licenses. We believe that a shortage of skilled labor exists in the gaming industry and that this shortage will make it increasingly difficult and expensive for the Golden Gates Casino to attract and retain qualified employees. Increasing competition in the Black Hawk market for qualified employees may lead to higher costs in order to retain and attract qualified employees. While we believe that the Golden Gates Casino will be able to attract and retain qualified employees, there can be no assurance that it will be able to do so. If the Golden Gates Casino is not able to attract and retain qualified employees or if labor costs increase in connection therewith, there could be an adverse impact on the Golden Gates Casino's results of operation.

         LEGISLATIVE ISSUES

         Any new federal or state legislation could adversely affect the business of the Golden Gates Casino.

         COLORADO GAMING REGULATIONS

         Under Colorado law and regulations, the ownership and operation of casino facilities, including matters such as hours of operation and the square footage of a casino that can be used for gaming activities, are subject to regulation by the Colorado Division of Gaming, which is supervised by the five-member Colorado Limited Gaming Control Commission, referred to as the "Gaming Commission."

         The Gaming Commission requires that we maintain various licenses, findings of suitability, registrations, permits and approvals. The Gaming Commission may, among other things, limit, condition, suspend or revoke a license to operate for any cause deemed reasonable. Substantial fines or forfeiture of assets may be levied against Concorde Cripple Creek and the persons involved for violations of Colorado law. In addition, the actions of persons associated with Concorde Cripple Creek and its management employees, over which Concorde Cripple Creek may have little or no control, could jeopardize any licenses held by Concorde Cripple Creek in Colorado. The suspension or revocation of any of Concorde

Cripple Creek's licenses or the levy on Concorde Cripple Creek of substantial fines or forfeiture of assets would have a material adverse effect on us.

         To date, Concorde Cripple Creek has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gates Casino. Gaming licenses and related approvals are deemed to be privileges under Colorado law, however, no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing licenses, permits or approvals will not be revoked or not renewed. The current retail gaming license for Golden Gates Casino expires in July 2002. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that we can successfully renew our licenses in a timely manner or at all.

         Under Colorado law, no person can have an "interest" in more than three gaming retailer/operator licenses. Concorde Cripple Creek currently has one license. Accordingly, our expansion opportunities in Colorado may be limited.

         Under Colorado law, the definition of an "interest" in a gaming license excludes ownership of less than 5% of a "publicly traded" company such as us. In order for us to comply with Colorado laws and secure and maintain the business and other regulatory approvals necessary for operating a gaming-related business in Colorado, our articles of incorporation provide that we may not issue voting securities except in compliance with the rules of any applicable gaming authority and that all transfers of voting securities must be in compliance with applicable gaming authority rules. If any applicable gaming authority issues an order disqualifying a person from owning voting securities, we may redeem the securities of the disqualified holder unless the voting securities are transferred to a person found by the Gaming Commission to be suitable within 60 days from the date of the finding of unsuitability.

         Any person or group of related persons that acquires beneficial ownership of over 5% of our voting securities must report the acquisition to the Gaming Commission within ten days of acquiring such interest and may be required to provide additional information to the Gaming Commission and be found suitable. Any person or group of related persons that acquire beneficial ownership of 10% (or, with respect to qualifying institutional investors, 15%) or more of our voting securities must apply to the Gaming Commission within 45 days after acquiring such interest and submit to investigation for suitability by the Gaming Commission. Certain qualifying institutional investors, at the Gaming Commission's discretion, may acquire up to 15% ownership before a finding of suitability is required if such investors provide certain information to the Gaming Commission regarding investment intent and other matters. In order to be found suitable, a stockholder must be a person of good moral character, honesty, integrity, and, in general terms, must be free from previous criminal or unsavory convictions or similar acts. The Gaming Commission may require substantial information in connection with a suitability investigation, including personal background and financial information, source of funding information, and a sworn statement that such person or entity is not holding the stock for any other party.

         We may not make a public offering of our securities without notifying the Gaming Commission. The notification must occur within 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission or, if the offering will not be registered with the Securities and Exchange Commission, 10 days prior to the public use or distribution of any offering document. The notification procedures apply to any offering we make where the proceeds will be used or intended for use: (1) in constructing gaming facilities in Colorado; (2) financing the operation of Colorado gaming facilities; (3) acquiring any direct or indirect interest in Colorado gaming facilities; or (4) in retiring or extending obligations incurred for any of the above purposes. The notification must disclose, among other things, a description of the securities to be offered, the proposed terms of the offering, its anticipated gross and net proceeds, and the use of the proceeds.

         LIQUOR REGULATION

         The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies. Subject to certain exceptions, all persons who directly or indirectly own 5% or more of Concorde Cripple Creek must file applications with and are subject to investigation by the applicable agencies. These agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are subject to renewal, are revocable and are not transferable. These agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action could, and any failure to renew or other revocation of any of Concorde Cripple Creek's liquor licenses would, have a material adverse effect upon the operations of Concorde Cripple Creek.

         TAXATION

         Concorde Cripple Creek's operations are subject to taxes imposed upon gaming operators by the Gaming Commission and Black Hawk. Taxes currently levied on Concorde Cripple Creek's operations include taxes, payable monthly, on adjusted gross proceeds ("AGP" is defined by Colorado law as amount wagered minus the total amount paid out in prizes) and annual gaming device fees. Such taxes and fees are subject to revision from time to time. The annual tax rates in effect for the past 12 months were, .25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million, 4% from $4.0 million to $5.0 million, 11% from $5.0 million to $10.0 million, 16% from $10.0 million to $15.0 million, and 20% of amounts in excess of $15.0 million of AGP. Under the Colorado Constitution, the Gaming Commission is authorized to increase the gaming tax rate to as much as 40% of AGP.

         Black Hawk currently imposes an annual fee of $912 per device (i.e., each gaming machine and gaming table) and also imposes liquor licensing fees, transportation fees and other fees per device. Significant increases in the applicable fees, or the imposition of new taxes or fees, could have an adverse effect on us, and there can be no assurance that such fees will not be increased or additional taxes or fees be imposed, which could have an adverse impact on our operations.

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

         In addition, we compete with a variety of other non-gaming vacation activities in the area where we operate our vessel. These include, but are not limited to, short-term cruises, resort attractions, various sporting activities and numerous other recreational activities.

         SEASONAL FLUCTUATIONS AND INCLEMENT WEATHER

         Casino Princesa's revenues are adversely affected by inclement weather, which has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are historically lower immediately before and immediately after inclement weather conditions. During fiscal 2001, Casino Princesa conducted 780 cruises, carried a total of 171,847 passengers and cancelled 40 cruises due to inclement weather and 12 cruises due to maintenance and repair. The cruise to nowhere industry in Florida is also subject to seasonal fluctuations with the highest levels of activities occurring during the months of January through April.

         SALES AND MARKETING

         Casino Princesa focuses its sales and marketing efforts within a one hundred mile radius of Miami. Casino Princesa must attract passengers from both the local population and the tourist population to survive the seasonal fluctuations that occur in the Florida tourist industry. Casino Princesa focuses its efforts on local markets and on tourists visiting the local markets on vacation and promotes its cruises through general advertising, direct mailings, travel agents and its own sales force.

         REGULATORY

         The Princesa's operation as a United States registered cruise to nowhere vessel was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters. Under Florida law no gambling may occur while the ship is in Florida's waters, and, accordingly, gambling activities on the Princesa are conducted solely in international waters.

         Various legislation has been proposed from time to time in Florida that would have adversely impacted the cruise to nowhere industry. To date, no such legislation has become law. There can be no assurance that further legislation will be introduced and become law in the future that could adversely affect the business of the Casino Princesa.

EMPLOYEES

         As of December 20, 2001, we and our subsidiaries, employed approximately 245 people, with approximately 220 employed full time. No employee is covered by a collective bargaining agreement. We believe that we have satisfactory employee relations.

ENVIRONMENTAL MATTERS

         Compliance with federal, state and local laws regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have any adverse effect our upon capital expenditures, earnings or competitive position. We are not presently a party to any litigation or administrative proceeding with respect to our compliance with such environmental standards.

         Certain areas within the Black Hawk/Central City region have been designated superfund sites by the Environmental Protection Agency as a result of contamination from historic mining activities in the area. We do not believe the real estate owned or leased by Concorde Cripple Creek in Black Hawk has any environmental contamination or other environmental issues associated with the real estate.

ITEM 2. DESCRIPTION OF PROPERTY.

         We lease approximately 4,500 square feet of office space located in Rapid City, South Dakota on a month-to-month basis from BHL Capital Corporation, referred to as "BHL Capital", a corporation controlled by Brustuen "Bruce" H. Lien, our majority shareholder and a director and chairman of our board.

         Casino Princesa has the right to use dock space in Biscayne Bay for the Princesa pursuant to the terms of the Use Agreement. The term of the Use Agreement is for five years commencing October 1997 with one option to renew the agreement for an additional five years provided that no event of default has occurred. Casino Princesa also has a right of first refusal to extend the Use Agreement for an additional five years following the end of such period if the Trust decides to continue the use of the docks for gaming vessels and no event of default has occurred under the Use Agreement.

         Effective July 21, 1997, Concorde Cripple Creek and E8000 entered into a lease for the Golden Gates Casino. The casino lease is for an initial term of five years and Concorde Cripple Creek has two 5-year options to renew. The base rent is $24,000 per month for the remainder of the initial term. The base rent will increase in the event of any renewal of the lease. In addition to the base rent, Concorde Cripple Creek is required to pay E8000 additional rent equal to a percentage of the Golden Gates Casino's adjusted net gaming revenue ("ANGR"). The additional rent is payable to E8000 monthly based on annual ANGR as follows:
2% of the first $2,000,000 ANGR; plus 4% of the second $2,000,000 ANGR; plus 6% of the third $2,000,000 ANGR; plus 8% of the ANGR in excess of $6,000,000. During the third, fourth and fifth years of the initial term, Concorde Cripple Creek has the option to purchase the Golden Gates Casino and E8000's 50% interest in two adjacent properties (which includes the parking lot parcel) for $5,941,500; $6,115,500; and $6,294,720, respectively.

         Concorde Cripple Creek owns an undivided 50% interest in two parcels of land near, or adjacent to, the Golden Gates Casino. The first property is a previously undeveloped small lot located behind the Golden Gates Casino. The second property is a 50-space parking lot located adjacent to the Golden Gates Casino on Main Street.

         E8000, Concorde Cripple Creek and KMM are parties to the agreement to subject property to condominium regime dated October 22, 1997, as amended, referred to as the "Condominium Agreement", with respect to a portion of the Golden Gates Casino property, the parking lot, the vacant lot, and certain other real property (on all of which the parking garage is constructed). On January 1, 1999, E8000 and Concorde Cripple Creek amended the casino lease and canceled the parking lot lease and co-ownership agreement. Under the amendment, upon completion of the parking garage, we are required to contribute land with a book value of $1,097,080 to a condominium regime as set forth in the Condominium Agreement. The parking garage is complete and the successors in interest to E8000, Concorde Cripple Creek and KMM are currently negotiating the condominium declaration required to be filed to establish the condominium regime and are seeking the required approval from Black Hawk. Once these actions are completed, we will contribute the land in accordance with the condominium regime.

         We believe that the above facilities and equipment are well maintained and in good operating condition and will satisfy our current needs.

ITEM 3. LEGAL PROCEEDINGS.

         Association for Disabled Americans, Inc., Coral Springs Advocacy Committee for the Handicapped, Inc., Daniel Ruiz and Jorge Luis Rodriguez v. Concorde Gaming Corporation and Goldcoast Entertainment Cruises, Inc. (United States District Court for the Southern District of Florida, Miami Division, Civil Action No. 99-1056). On April 15, 1999, the Association for Disabled Americans, Inc., et. al (the "Plaintiffs"), sued us and Goldcoast (the "Defendants") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claimed, in part, that the Defendants have discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the Princesa and that the Defendants have failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs requested that the Court issue a permanent injunction enjoining the Defendants from continuing its alleged discriminatory practices, ordering the Defendants to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorneys' fees, costs and expenses incurred. This matter was tried in August 2001 and we received a favorable ruling. The parties have cross-claimed for attorney's fees, which has not yet been ruled upon.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the quarter ended September 30, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for our common stock. The following market information is based upon the bid and asked price of our common stock as reported by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                         High Bid         Low Bid
                                                                         --------         -------
Fiscal Year ended September 30, 2001
   First Quarter                                                           $0.18            $0.06
   Second Quarter                                                          $0.12            $0.01
   Third Quarter                                                           $0.01            $0.01
   Fourth Quarter                                                          $0.10            $0.01

Fiscal Year ended September 30, 2000
   First Quarter                                                           $0.88            $0.29
   Second Quarter                                                          $0.25            $0.14
   Third Quarter                                                           $0.17            $0.13
   Fourth Quarter                                                          $0.25            $0.17

         As of December 28, 2001, there were approximately 142 record holders of our common stock.

DIVIDENDS

         We currently anticipate that we will retain all available funds for use in the operation of the business and do not anticipate paying any dividends in the foreseeable future.

RECENT UNREGISTERED STOCK SALES

         On December 24, 2001, we sold 1,000,000 shares of our common stock to Gary R. Fish for an aggregate purchase price of $50,000, or $.05 per share. The sale was made in connection with Mr. Fish's acceptance of employment as our Chief Financial Officer. The purchase price per share represented the fair market value of our common stock on the date of purchase, as determined by our Board of Directors. We sold the shares to Mr. Fish in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the financial statements and notes thereto filed with this report. As used herein, the term "Fiscal 2001" refers to the fiscal year ending September 30, 2001, and the term "Fiscal 2000" refers to the fiscal year ending September 30, 2000.

         The statements contained in this Report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact our operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in our operations. The success of our business operations is dependent on factors such as access to capital, the effectiveness of our marketing strategies to grow our customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions as set forth under "Factors Affecting Our Business and Prospects" below. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

         Through our wholly owned subsidiary, Concorde Cripple Creek, we own and operate the Golden Gates Casino, a limited stakes casino in Black Hawk, Colorado. In addition, through our wholly owned subsidiaries, Concorde Cruises and Conami, we own 100% of Princesa Partners, which owns and operates the offshore gaming vessel the "Princesa" from Bayfront Park, Miami, Florida. Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. On March 31, 2000, Concorde Cruises purchased the remaining 20% interest in Bayfront Ventures, a Florida general partnership, which conducted business under the name Casino Princesa. By operation of law, Bayfront Ventures was dissolved on March 31, 2000 when Concorde Cruises became its sole owner. At such time, Concorde Cruises assumed all of the rights and obligations of Bayfront Ventures and continues to operate the Princesa under the name Casino Princesa. Princesa Partners owns the Princesa and, pursuant to a charter agreement, charters the Princesa to Casino Princesa which operates the Princesa.

RESULTS OF OPERATIONS

         Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         REVENUES

         Net revenues were $18,663,694 for Fiscal 2001 compared to $17,375,232 for Fiscal 2000, an increase of 7.4%. The increase was primarily related to a 74.5% increase in net revenues at the Golden Gates Casino.

         CASINO PRINCESA

         Casino Princesa net revenues were $11,905,699 for Fiscal 2001 compared to $13,501,984 for Fiscal 2000, a decrease of 11.8%. The decrease in net revenues of 11.8% was primarily due to reduced cruises, passenger counts and food and beverage revenue offset by a 41.7% decrease in promotional allowances.

         Total passenger count for Casino Princesa decreased 1.2% in Fiscal year 2001 from Fiscal year 2000 and total cruises decreased 4.7% in Fiscal year 2001 from Fiscal year 2000. The decrease in cruises was primarily related to poor weather, high seas, and the fact the vessel was in dry dock for repairs for seven days in Fiscal 2001. Food and beverage revenues were $1,572,999 for Fiscal 2001 compared to $2,358,161 for Fiscal 2000, a decrease of 33.3%. The decrease was primarily due to a change in the manner in which we charged for food services. Specifically, in Fiscal 2001 we no longer included food and beverage as a part of the admission price; rather food and beverages were sold separately or given to customers on a complementary basis. In fiscal 2000, when a customer was sold or given admission, $5.95 was allocated to food and beverage revenues regardless of actual passenger consumption.

         Promotional allowance expenses were $2,915,538 for Fiscal 2001, as compared to $5,004,694 for Fiscal 2000, a decrease of 41.7%. The decrease was primarily due to reduced use of "buy-in" promotions on table games (for example, if a customer purchases $1,000 in chips the customer may receive a coupon for an additional $100 in chips). Table games promotion expenses were $597,308 for Fiscal 2001 and $1,742,409 for Fiscal 2000, a decrease of 65.7%. This decrease was primarily due to management refocusing promotional efforts and improved control of promotional costs.

         GOLDEN GATES CASINO

         Golden Gates Casino net revenues were $6,757,995 for Fiscal 2001 compared to net revenues of $3,873,248 for Fiscal 2000, an increase of 74.5%. The increase in revenues was primarily due to increased customer traffic resulting from the customers increased access to the casino from the parking garage. During a portion of Fiscal 2000, the parking garage was under construction and customers had limited access to the casino. Gaming devices in operation at the Golden Gates Casino increased 13.8% in Fiscal 2001 and the daily net win per device in Fiscal 2001 increased 48.1% from Fiscal 2000.

         COSTS AND EXPENSES

         Total costs and expenses were $18,217,706 for Fiscal 2001, compared to $18,999,128 for Fiscal 2000, a decrease of
4.1%

         CASINO PRINCESA

         Total costs and expenses for Casino Princesa were $13,115,305 for Fiscal 2001, compared to $15,336,918 for Fiscal 2000, a decrease of 14.5%. The decrease in total operating expenses was primarily related to an $1,282,488, or 19.2%, decrease in casino expenses; a $417,045, or 27.5%, decrease in food and beverage expenses, as well as the elimination of management fees paid to a former partner in the property in Fiscal 2000. Casino expenses decreased because of reduced payroll and operating supplies expense. Selling, general, and administrative expenses also decreased $294,153, or 5.6%, primarily due to a reduction in payroll, supplies and marketing expenses. Depreciation and amortization expenses increased $75,818, or 10.0%, primarily due to the acquisition of additional property and equipment in Fiscal 2000.

         GOLDEN GATES CASINO

         Total costs and expenses for the Golden Gates Casino were $5,137,700 for Fiscal 2001, compared to $3,654,171 for Fiscal 2000, an increase of 40.6%. This increase was primarily due to increased customer traffic, which increased variable costs based on gaming volume, such as rent, gaming taxes, maintenance and payroll expenses. Food and beverage expenses also increased $47,049, or 33.7%, primarily as a result of increased customer traffic. Selling, general and administrative expenses increased $184,766, or 36.0%, primarily as a result of increased marketing expense. Depreciation and amortization expense increased $41,215, or 14.1%, primarily due to a full year of depreciation on property and equipment acquired in Fiscal 2000.

         OTHER INCOME AND EXPENSE

         Other income was $321,375 for Fiscal 2001 compared to an expense of $18,757 for Fiscal 2000, primarily as a result of the receipt of $375,000 from the settlement of the Golden Gates Casino parking facility lawsuit.

         Total interest expense was $1,757,692 for Fiscal 2001 compared to $2,094,786 for Fiscal 2000, a decrease of 16.1%. The decrease primarily was due to BHL Capital reducing the interest rate applicable to loans from BHL Capital from 18% to 0.75% over the prime rate. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         FEDERAL AND STATE INCOME TAXES

         We recorded no federal or state income tax benefit for Fiscal 2001 or Fiscal 2000. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. The income tax benefit for Fiscal 2001 of $338,691, and for Fiscal 2000 of $1,297,503 were offset by similar valuation allowances in the respective fiscal year. As of September 30, 2001 we had approximately $5,200,000 of loss carry forwards available to offset future income. The realization of these benefits is contingent upon our future profitability.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash and cash equivalents of $1,787,765, compared to $1,118,773 at September 30, 2000, an increase of 59.8%.

         CASH FLOW FROM OPERATIONS

         During Fiscal 2001, we provided cash flows in operating activities of $1,725,255, compared to using $224,639 in Fiscal 2000. The reduction in the net loss to $967,688 in Fiscal 2001 from $3,707,152 in Fiscal 2000 was the primary factor in the change in cash flows from operations.

         CASH FLOW FROM INVESTING ACTIVITIES

         Cash used in investing activities declined to $450,857 in Fiscal 2001, compared to $2,086,768 in Fiscal 2000, primarily due to the buyout of our partner in the Casino Princesa and Princesa Partners in Fiscal 2000.

         CASH FLOW FROM FINANCING ACTIVITIES

         Financing activities used cash of $605,406 in Fiscal 2001, compared to providing cash of $1,363,340 in Fiscal 2000. Long-term borrowings from related parties provided $1,105,000 in cash in Fiscal 2001, compared to $2,500,000 in Fiscal 2000, while principal payments on related party debt decreased from $519,704 in Fiscal 2000 to $75,000 in Fiscal 2001. Principal payments on other long-term borrowings increased to $1,570,996 in Fiscal 2001 from $914,557 in Fiscal 2000. The large increase in principal payments on other long-term borrowings relates to the payment in full in Fiscal 2001 of a loan related to equipment at the Golden Gates Casino.

         BANK FINANCING. In accordance with the Use Agreement in September 2000, we provided the Trust with a letter of credit in the principal amount of $475,000 to secure payment of the annual fees for the fourth year of the Use Agreement. In September 2001, the $475,000 letter of credit expired and we elected not to provide a letter of credit for annual fees for the fifth year of the Use Agreement. We are currently renegotiating the terms of an extended Use Agreement with the Trust. The $475,000 letter of credit was secured by the personal guaranty of Mr. Lien and a mortgage on certain real estate owned by BHL Capital, a company owned by Mr. Lien. We are required to pay BHL Capital an annual fee of $14,250 for so long as the real estate is collateral for the letter of credit. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In October, 1998, Princesa Partners entered into a loan agreement with a group of lenders which provided $8,400,000 in financing for the Princesa, related equipment and working capital. This loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners. In addition, we, as well as Casino Princesa, Goldcoast and certain individuals, including Mr. Lien, guaranteed this loan. The loan bears interest at 10.375% per annum. Monthly payments of $130,258, including interest, commenced February 1999 and will continue for sixty consecutive months from such date, with the remaining balance due January 2004. The loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000.

Excess Revenue as defined in the loan agreements as the excess of (1) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the loan during the fiscal year, over (2) $4,000,000. There were no Excess Revenues in Fiscal 2001 or 2000. The loan also contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred. As of September 30, 2001 and 2000, we were not in compliance with the debt service covenants. On December 27, 2001, we amended the debt service covenants contained in the loan agreements. The combination of improved cash flow from Casino Princesa's operations and less stringent debt service covenants in the amended loan agreements eliminated the default as of December 27, 2001.

         In May 1999, Concorde Cripple Creek, entered into a loan agreement with BNC National Bank that provided for a term loan of up to $850,000. This loan was evidenced by a promissory note payable in 35 monthly installments of $10,119 plus interest, commencing on May 31, 1999, with a final installment of $566,000 due and payable in April 2002. The assets of Concorde Cripple Creek secured its obligations under the loan and we also guaranteed the obligations of Concorde Cripple Creek. This loan was paid in full in July 2001.

         RELATED PARTY FINANCING. We have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to purchase the interests in Casino Princesa and Princesa Partners from Goldcoast and to fund working capital shortages. In addition, Mr. Lien has been required to provide personal guarantees in order for us to obtain financing, including the vessel loan.

         In Fiscal 2001, we signed seven demand notes with BHL Capital for advances of up to an aggregate amount of $1,105,000, which amounts bore interest at a rate equal to 18% per annum. Effective October 1, 2000, we aggregated the various promissory notes with BHL Capital into two promissory notes in the aggregate principal amounts of $8,498,465 and $1,105,000, respectively. The interest rate payable on these notes decreased to the prime rate plus 0.75% and BHL Capital waived its right to demand payment on such notes until October 1, 2001. Effective October 2001, we aggregated the two promissory notes with BHL Capital into one promissory note in the aggregate principal amount of $10,398,272, which amount included accrued but unpaid interest under the previous notes. The interest rate payable on the note is the prime rate plus 1.00% and the note matures November 1, 2002. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ACCOUNTING DEVELOPMENTS

         In July 2001, the Financial Accounting Standards Board issued two statements--Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact our accounting of reported goodwill and other intangible assets.

         Statement 141: (1) eliminates the pooling method for accounting for business combinations; (2) requires that intangible assets that meet certain criteria be reported separately from goodwill; and (3) requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

         Statement 142: (1) eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and (2) requires, at a minimum, annual impairment testing for goodwill and other intangible assets that are determined to have an indefinite life.

         As a result of the adoption of these statements, we are required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. Also, we must reassess the useful lives of intangible assets, adjust the remaining amortization periods accordingly, and write-off any remaining negative goodwill.

         We have not yet completed our full assessment of the effects of these new pronouncements on our financial statements and so we are uncertain as to the impact of such pronouncements. In general, we are required to implement these standards in our financial statements for the fiscal year ending September 30, 2003.

FUTURE OPERATIONS

         Prior to Fiscal 2001, our cash flow from operations for the Princesa and the Golden Gates Casino had not been sufficient to meet our current working capital and debt service requirements and may not be sufficient to meet these needs in the future. We intend to continue to increase cash flow from operations by further reducing expenses through (1) continuing our revised marketing strategy for the Princesa of using direct mail versus the more expensive marketing methods previously used and (2) by continuing to charge a reduced admission fee coupled with charging for food and beverages on an as ordered basis, rather than as part of the admission price, which change was implemented in January 2001. We reduced promotional allowances by 41.7%, or $2,089,156, from Fiscal 2001 from Fiscal 2000. We believe that such strategies should increase the profitability of the Princesa.

         There is no assurance that Mr. Lien or BHL Capital has the intent or the ability to fund future cash shortages, if any, to the extent funded in Fiscal years 2000 and 2001. The segment results for the Casino Princesa improved from a loss of $1,209,000 in Fiscal 2001 from a loss of $1,834,000 in Fiscal 2000. Segment results from Golden Gates improved significantly to a profit of $1,619,000 in Fiscal 2001 from a profit of $219,000 in Fiscal 2000 primarily from increased customer traffic due to customers having access to the casino from an adjacent parking facility. If management is unable to effectuate our operational plan, or if our majority shareholder or BHL Capital is unwilling or unable to provide additional funding, we may be unable to satisfy our cash flow requirements and service our debt obligations, and may have to discontinue operations.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

         There are many factors that affect our business and the results of its operations, some of which are beyond our control. The following is a description of some of the important factors that may cause our results of operations in future periods to differ from those currently expected or desired.

o We have incurred a significant amount of indebtedness, and, prior to Fiscal 2001, our past cash flow from operations had not been sufficient to fund our operations and debt service obligations. We have in the past funded our operations and debt service obligations through borrowings from Mr. Lien and BHL Capital. There is no assurance that Mr. Lien or BHL Capital would have the intent or the ability to fund future cash shortages, if any, as they have previously.

o Due to the current indebtedness, our ability to obtain additional financing in the future and our flexibility in reacting to changes in the industry and economic conditions generally may be limited.

o Princesa Partners was in default of the vessel loan due to a failure to comply with the debt service covenants contained in the vessel loan agreements up until December 27, 2001. There is no guarantee that Princesa Partners may not violate the terms of the vessel loan agreements in the future.

o Our success is partially dependent on our ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If we are unable to anticipate and introduce such products and amenities, such inability may have an adverse effect on our business. Specifically, the opening of the Black Hawk Casino by Hyatt has brought Las Vegas style amenities to Black Hawk and may increase our costs of operations if customers expect all casinos to offer similar types of products and amenities.

o        We operate in a very competitive environment, particularly in Colorado.
         With the opening of the Black Hawk Casino by Hyatt, the number of slot machines in Black Hawk, Colorado, has materially increased, which could negatively affect our operating results.

o Our gaming operations in Colorado are highly regulated by governmental authorities. We will also be subject to regulation in Florida if it decides to regulate the day-cruise industry. In such an event, Native American gaming would also become more competitive. If we conduct gaming activities in any other jurisdiction, the authorities in that jurisdiction may also subject us to regulation. Changes in applicable laws or regulations governing the gaming industry could have a significant effect on our operations.

o Our business is affected by changes in local, national and international general economic and market conditions in the locations where we operate and where our customers live. The Casino Princesa is particularly affected by the economic situation in Latin America and South America. Changes in economic conditions could have a material adverse effect on our business.

o From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the law, affecting the gaming industry. It is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results.

o Our success is partially dependent on attracting and retaining highly qualified management and gaming personnel. Our inability to recruit or retain such personnel could adversely affect our business.

o The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms affect daily passenger counts and may cause the cancellation of cruises.

o We are currently in default under the Use Agreement. Under the current terms of the Use Agreement we no longer have the absolute right to extend the Use Agreement for an additional term of five years. Accordingly, if we are unable to amend the Use Agreement on terms satisfactory to us or if the Trust does not otherwise allow us to extend the term of the Use Agreement despite our current default, the Use Agreement will expire on September 30, 2002, which would likely have a material adverse effect on our operations.

ITEM 7. FINANCIAL STATEMENTS.

         Our financial statements are attached to this Report. Reference is made to page F-1 of this Report for an index to the financial statements and financial statement schedules.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our directors and executive officers and their ages are as follows:

             Name                       Age                    Position
             ----                       ---                    --------
Brustuen "Bruce" H. Lien(1)(2)(3)        74    Chairman of the Board of Directors
Jerry L. Baum(2)                         52    President, Chief Executive Officer, Chief Operating
                                               Officer and Director
Deanna B. Lien(1)(2)(3)                  58    Director, Secretary
Gary R. Fish                             43    Chief Financial Officer

(1) Member of the Compensation Committee.

(2) Member of the Executive Committee.

(3) Member of the Stock Option Committee.

         At each annual meeting of shareholders, each director is elected to hold office until the next succeeding annual meeting or until their successor is duly elected and qualified. Two of the directors, Brustuen "Bruce" H. Lien and Deanna B. Lien are husband and wife. No other familial relationships exist between our other directors or officers.

         BRUSTUEN "BRUCE" H. LIEN. Chairman of the Board of Directors since August 10, 1990. Mr. Lien previously served as our Chief Executive Officer and President. Mr. Lien is also a principal and director of BHL Capital Corporation, a private investment company, and a director of Pete Lien & Sons, Inc., a private company that is a regional leader in the construction materials industry in the upper Midwest.

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

         DEANNA B. LIEN. Director since August 10, 1990. Secretary since March 28, 2000. Ms. Lien previously served as our Vice President and Treasurer.

         GARY R. FISH. Chief Financial Officer since December 2001. From 1997 to October 2001, Mr. Fish served in several executive positions with the Black Hills Corporation, an energy company listed on the New York Stock Exchange. These executive positions included the President and Chief Operating Officer of Black Hills Independent Energy business unit, from October 1999 to October 2001, Vice President of Development from May 1997 to October 1999 and Corporate Controller from 1988 to 1997. Mr. Fish is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP

Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.

         Based on our review of the copies of the Section 16(a) forms we received, or written representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table sets forth certain information concerning compensation we paid to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL                             LONG-TERM
                                                      COMPENSATION                     COMPENSATION AWARDS

                                                                                      Securities Underlying
            Name and                                                                     Options/SARs (#)
       Principal Position            Year       Salary ($)      Bonus ($)                  Options (#)
       ------------------            ----       ----------      ---------             ---------------------

   Jerry L. Baum                     2001         120,000            -0-                          -0-
   President and Chief               2000         120,000            -0-                          -0-
   Executive Officer                 1999         120,000       100,000-                      100,000

         The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, some benefits that are made available only to certain of our officers, such as the use of a company vehicle, are not described, as the monetary value of such benefits is less than 10 percent of each of the named executive officer's annual salary and bonus.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                        Value of Unexercised
                                            Number of Securities Underlying             In-the-Money Options
                                           Unexercised Options at FY-End (#)              at FY-End ($)(1)
                 Name                          Exercisable/Unexercisable             Exercisable/Unexercisable
                 ----                      ---------------------------------         -------------------------

             Jerry L. Baum                          819,740/30,000                              $0/$0

----------

(1)      Based on the bid price of our common stock on September 30, 2001.

COMPENSATION PURSUANT TO PLANS

         We have adopted, and our shareholders have approved, a performance stock option plan for the benefit of our employees, officers and directors. We have reserved 2,200,000 shares of our common stock for issuance under the plan. The stock option committee of the board of directors selects the optionees and determines the terms and conditions of the stock options granted pursuant to the plan. No stock options were granted in Fiscal 2001. Options to purchase 100,000 shares of common stock were granted under the plan during Fiscal 2000. As of September 30, 2001, options to purchase 1,149,740 shares of common stock were outstanding under the plan, 1,101,740 of which were vested as of September 30, 2001.

         We have adopted, and our shareholders have approved, an employee stock purchase plan for the benefit of certain of our employees and employees of our designated subsidiaries. All employees, other than (1) employees whose annual compensation exceeds the greater of $175,000 or such amount as is specified by the Internal Revenue Code of 1986, as amended, and (2) employees subject to laws of foreign jurisdictions prohibiting participation in the plan, are eligible to participate in this plan. This plan provides employees the opportunity to purchase shares of our common stock at 85% of the fair market value of such stock on the applicable measurement date. The total number of shares available for purchase under the plan is 2,000,000. As of September 30, 2001, no shares had been purchased under the plan.

COMPENSATION OF DIRECTORS

         We do not compensate our directors for their services as directors or pursuant to any other arrangements. We reimburse our directors for expenses incurred related to their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of common stock as of December 28, 2001 by (1) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock; (2) our directors; (iii) all executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers as a group.

                                                             Shares
                       Name                            Beneficially Owned(1)    Percent of Class
                       ----                            ---------------------    ----------------

Brustuen "Bruce" H. Lien .........................       18,482,500(2)(4)             68.3%
3290 Lien Street
Rapid City, SD 57702

Deanna B. Lien(2) ................................       18,482,500(3)(4)             68.3%
3290 Lien Street
Rapid City, SD 57702

University of Wyoming Foundation .................        1,800,000                    7.2%
P. O. Box 3963
Laramie, WY 82071

Gary R. Fish .....................................        1,006,400                    4.1%
3503 Gallery Lane
Rapid City, SD 57702

Jerry L. Baum ....................................          923,948(5)                 3.6%
3205 Idlewild Ct.
Rapid City, SD 57702

All executive officers and directors
as a group (4 persons) ...........................       20,420,848(4)(5)             73.2%

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

(2) This number includes the shares of common stock that are beneficially owned, or which may be deemed to be beneficially owned, by Brustuen "Bruce" H. Lien. For purposes of this table, the same shares may be deemed to be beneficially owned by Mr. Lien's wife, Deanna B. Lien.

(3) For purposes of this table, Deanna B. Lien is deemed to be the beneficial owner of the shares of common stock that may be deemed to be beneficially owned by her husband, Brustuen "Bruce" H. Lien.

(4) This number includes 2,000,000 shares of common stock that may be acquired pursuant to a currently exercisable warrant.

(5) This number includes 819,740 shares of common stock that may be acquired pursuant to currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During Fiscal 2001 and 2000, Mr. Lien and BHL Capital loaned us money under various promissory notes. The amounts loaned varied from month to month and carried various interest rates. We incurred interest expense, including interest that was capitalized, relating to such notes of $884,057 in Fiscal 2001 and $1,156,574 in Fiscal 2000. In November 1999, we signed a promissory note for advances up to $1,000,000 with BHL Capital to meet our working capital needs. This line of credit was superceded and replaced in March 2000 by a new promissory note for $2,000,000 with BHL Capital that was payable on demand and bore interest at 18% per annum. This line of credit was in addition to the promissory note we signed in November 1998 with BHL Capital for advances up to $5,000,000, which superceded and replaced previous borrowings from Mr. Lien and BHL Capital. This promissory note was payable on demand with interest paid monthly at the rate of 18% per annum. On September 28, 2000 BHL Capital loaned us $600,000 pursuant to a demand promissory note at an interest rate of 18% per annum.

         In Fiscal 2001, we obtained additional loans from BHL Capital for an aggregate amount of $1,105,000 pursuant to seven demand promissory notes, each with an interest rate of 18% per annum. Effective October 1, 2000, our various promissory notes with BHL Capital were aggregated into two promissory notes in the aggregate principal amounts of $8,498,465.02 and $1,105,000, respectively. The interest rate payable on these notes was decreased to the prime rate plus 0.75%. Subsequent to September 30, 2001 these promissory notes were aggregated into one promissory note with a principal balance of $10,398,272, which amount included accrued by unpaid interest under the previous notes, that matures November 1, 2002. The interest rate payable on this note is the prime rate plus 1%.

         Mr. Lien has pledged assets and/or personally guaranteed loans in order for us to obtain financing that otherwise may not have been available to us, as follows:

                  o On October 23, 1998, Mr. Lien personally guaranteed a $8,400,000 note payable to a bank. The balance on this note as of September 30, 2001 was $6,341,624.

                  o On September 28, 2000, Mr. Lien personally guaranteed a $475,000 letter of credit relating to the Use Agreement. This letter of credit expired on September 30, 2001.

                  o On September 28, 1999, Mr. Lien personally guaranteed a $950,000 letter of credit relating to the Use Agreement. This letter of credit expired on September 30, 2000.

         In consideration for previous pledges and guarantees, on January 26, 1994 we issued a warrant to Mr. Lien for 2,000,000 shares of our common stock at an exercise price of $1.00 per share. This warrant expires in January 2004. In addition, we entered into an indemnification agreement with Mr. Lien under which we agreed to indemnify Mr. Lien from all losses, claims, damages and expenses relating to any guarantees and/or pledges of collateral made by Mr. Lien on our behalf.

         We currently lease approximately 4,500 square feet of office space located in Rapid City, South Dakota from BHL Capital pursuant to a month-to-month lease. The monthly lease payment, including real estate taxes and utilities, is $2,597.

         In connection with Gary R. Fish's agreement to become our Chief Financial Officer, on December 24, 2001 Mr. Fish purchased 1,000,000 shares of our common stock for an aggregate purchase price of $50,000 or $.05 per share. The price per share represented the fair market value of our common stock on the date of purchase as determined by our board of directors. In connection with a letter agreement dated November 28, 2001, we have agreed to pay Mr. Fish a base salary of $60,000 per year, which amount increases to $75,000 per year after completion of a 180 day probationary period.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an asterisk.

EXHIBIT NO.          DESCRIPTION

3.1                  Amended and Restated Articles of Incorporation.(1)

3.2                  Fourth Amended and Restated Bylaws.(8)

10.1                 1992 Performance Stock Option Plan.(2)(*)

10.2                 2000 Employee Stock Purchase Agreement.(3)(*)

10.3                 Indemnification Agreement between us and Bruce H. Lien.(1)

10.4 Lease between Elevation 8000+ and Concorde Cripple Creek, Inc. dated July 21, 1997.(4)

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

10.11 Guaranty, Subordination Agreement, Security Agreement and Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(5)

10.12 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(5)

10.13 Guaranty by us for the benefit of the lenders named therein dated as of October 22, 1998.(5)

10.14 First Amendment to Lease between Concorde Cripple Creek and Elevation 8000+ LLC, dated as of January 1, 1999. (6)

EXHIBIT NO.          DESCRIPTION

10.15 Promissory Note in the amount of $10,398,272 to the order of BHL Capital Corporation dated October 1, 2001.(+)

10.16                Sublease between KMM Parking L.L.C. and us dated December
                     30, 1998.(8)

21                   Subsidiaries of the Registrant.(+)

23                   Consent of Independent Auditors'.(+)

----------

(+)  Filed herewith

(*)  Management contract or compensation plan.

(1) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 1995 (File No. 0-8698) and incorporated herein by this reference.

(2) Previously filed with the Securities and Exchange Commission on September 24, 1992 as Exhibit 10 to our Registration Statement on Form S-8, (File No. 33-52388) and incorporated herein by this reference.

(3) Previously filed with the Securities and Exchange Commission as an attachment to our Proxy Statement for the 1999 annual meeting on Schedule 14A and incorporated herein by this reference.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 1997 (File No. 0-8698) and incorporated herein by this reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 1998 (File No. 0-8698) and incorporated herein by this reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998 (File No. 0-8698) and incorporated herein by this reference.

(7) Previously filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-8698) and incorporated herein by this reference.

(8) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 2001 (File No. 0-8698) and incorporated herein by this reference.

(b)      Reports on Form 8-K:

         No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                        Page

Independent Auditors' Report.................................................................................F-2
Consolidated Balance Sheets at September 30, 2001 and 2000...................................................F-3
Consolidated Statements of Operations for the Years Ended
     September 30, 2001 and 2000.............................................................................F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years Ended September 30, 2001 and 2000.................................................................F-6
Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2001 and 2000.............................................................................F-7
Notes to Consolidated Financial Statements...................................................................F-8

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
CONCORDE GAMING CORPORATION
Rapid City, South Dakota


We have audited the accompanying consolidated balance sheets of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey & Pullen, LLP


Rapid City, South Dakota
December 27, 2001

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000

ASSETS                                                                     2001             2000
------                                                                 ------------     ------------
Current assets
    Cash and cash equivalents                                          $  1,787,765     $  1,118,773
    Trade receivables - net of allowance for doubtful accounts
          of $265,975 in 2001 and $141,363 in 2000                          120,473          269,876
    Inventory                                                                71,021           37,382
    Prepaid expenses                                                        112,806          506,055
                                                                       ------------     ------------
          Total current assets                                            2,092,065        1,932,086
                                                                       ------------     ------------

Other assets                                                                148,274          169,492
                                                                       ------------     ------------

Property and equipment
    Land                                                                  1,097,080        1,097,080
    Vessel and improvements                                               9,482,339        9,479,674
    Gaming equipment, fixtures and furniture                              4,488,176        4,073,221
    Vehicles                                                                 51,265           51,265
    Leasehold improvements                                                  309,574          259,609
                                                                       ------------     ------------
                                                                         15,428,434       14,960,849
    Less accumulated depreciation and amortization                        2,893,710        1,958,979
                                                                       ------------     ------------
                                                                         12,534,724       13,001,870
                                                                       ------------     ------------

Intangibles
    Dock rights, net                                                        213,016          248,512
    Deferred financing costs, net                                           192,156          232,981
    Goodwill, net                                                         1,116,072        1,042,865
                                                                       ------------     ------------
                                                                          1,521,244        1,524,358
                                                                       ------------     ------------

                                                                       $ 16,296,307     $ 16,627,806
                                                                       ============     ============

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                       2001              2000
------------------------------------                                   ------------      ------------
Current liabilities
    Notes payable - bank                                               $    179,796      $    244,206
    Current maturities of long-term debt                                    973,346         7,346,000
    Accounts payable                                                        675,596           664,709
    Accrued expenses
       Payroll and payroll taxes                                            238,335           164,333
       Accrued interest                                                     130,210            65,639
       Other                                                                895,013           721,316
                                                                       ------------      ------------
          Total current liabilities                                       3,092,296         9,206,203
                                                                       ------------      ------------

Long-term debt, less current maturities                                   5,483,256           633,559
                                                                       ------------      ------------

Notes payable to related party                                           10,398,272         8,497,873
                                                                       ------------      ------------

Commitments and contingencies

Stockholders' equity (deficit)
    Common stock,  par value $.01 per share, authorized
       500,000,000 shares; issued and outstanding 24,070,402                240,704           240,704
    Preferred stock, par value $.01 per share, 10,000 shares
       authorized; no shares issued and outstanding                              --                --
    Additional paid-in capital                                            3,899,576         3,899,576
    Accumulated deficit                                                  (6,817,797)       (5,850,109)
                                                                       ------------      ------------
                                                                         (2,677,517)       (1,709,829)
                                                                       ------------      ------------

                                                                       $ 16,296,307      $ 16,627,806
                                                                       ============      ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2001 and 2000

                                                           2001              2000
                                                       ------------      ------------
Revenues
    Casino                                             $ 18,343,921      $ 17,724,547
    Food and beverage                                     1,679,441         2,457,152
    Other                                                 1,656,594         2,490,842
                                                       ------------      ------------
           Gross revenues                                21,679,956        22,672,541
    Less promotional allowance                            3,016,262         5,297,309
                                                       ------------      ------------
           Net revenues                                  18,663,694        17,375,232
                                                       ------------      ------------

Costs and expenses
    Casino                                                9,203,389         9,265,821
    Food and beverage                                     1,285,061         1,655,057
    Management fees to minority partner                          --           275,368
    Selling, general and administrative                   6,449,194         6,655,197
    Depreciation and amortization                         1,227,831         1,110,727
    Loss on sale of equipment                                52,231            36,958
                                                       ------------      ------------
                                                         18,217,706        18,999,128
                                                       ------------      ------------

    Income (loss) from operations                           445,988        (1,623,896)
                                                       ------------      ------------

    Interest income                                          22,641            30,287
    Other income (expense)                                  321,375           (18,757)
    Interest expense and financing costs:
      Related party                                        (884,057)       (1,156,574)
      Other                                                (873,635)         (938,212)
                                                       ------------      ------------
                                                         (1,413,676)       (2,083,256)
                                                       ------------      ------------

           Loss before income taxes                        (967,688)       (3,707,152)

Income taxes                                                     --                --
                                                       ------------      ------------
           Net loss                                    $   (967,688)     $ (3,707,152)
                                                       ============      ============

Basic and diluted loss per share:                      $      (0.04)     $      (0.15)
                                                       ============      ============

See Notes to Consolidated Financial Statements

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                         Additional
                                                             Number         Common         paid-in      Accumulated
                                                            of shares        stock         capital        deficit          Total
                                                           -----------    -----------    -----------    -----------     -----------

Balance September 30, 1999                                  24,010,402    $   240,104    $ 3,887,176    $(2,142,957)    $ 1,984,323

     Issuance of 60,000 shares of common
         stock relating to stock options exercised              60,000            600         12,400             --          13,000
     Net loss                                                       --             --             --     (3,707,152)     (3,707,152)
                                                           -----------    -----------    -----------    -----------     -----------

Balance September 30, 2000                                  24,070,402    $   240,704    $ 3,899,576    $(5,850,109)    $(1,709,829)

     NET LOSS                                                       --             --             --       (967,688)       (967,688)
                                                           -----------    -----------    -----------    -----------     -----------

BALANCE SEPTEMBER 30, 2001                                  24,070,402    $   240,704    $ 3,899,576    $(6,817,797)    $(2,677,517)
                                                           ===========    ===========    ===========    ===========     ===========


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                         2001              2000
                                                                                     ------------      ------------
Cash flow provided by (used in) operating activities:
   Net loss                                                                          $   (967,688)     $ (3,707,152)
   Adjustments to reconcile net (loss) to net cash flows provided by (used in)
    operating activities:
     Note payable to related party incurred for payment of interest expense               870,399           990,120
     Depreciation and amortization                                                      1,227,831         1,110,727
     Loss on disposal of property and equipment                                            52,231            36,958
     Provision for doubtful accounts                                                      124,612            38,618
     Deferred income taxes                                                                     --           139,000
     Change in assets and liabilities:
        Decrease  in trade receivables                                                     24,791           351,304
        Decrease in prepaid expenses and inventory                                        359,610           340,793
        Increase in accounts payable and accrued expenses                                  33,469           286,165
        Decrease in income tax refund claim                                                    --           188,828
                                                                                     ------------      ------------
           Net cash provided by (used in) operating activities                          1,725,255          (224,639)
                                                                                     ------------      ------------

Cash flows (used in) investing activities:
     Purchase of property and equipment                                                  (405,103)       (1,833,360)
     Purchase of intangibles                                                              (82,667)         (418,499)
     Proceeds from sale of property and equipment                                          15,695             7,950
     Reduction of loan receivable from related party                                           --            95,000
     Decrease in other assets                                                              21,218            62,141
                                                                                     ------------      ------------
              Net cash (used in) investing activities                                    (450,857)       (2,086,768)
                                                                                     ------------      ------------

Cash flows (used in) financing activities:
     Net change in short-term borrowings - other                                          (64,410)          244,206
     Proceeds from long term borrowings - related parties                               1,105,000         2,500,000
     Proceeds from long term borrowings - other                                                --            40,395
     Principal payments on long-term borrowings - related parties                         (75,000)         (519,704)
     Principal payments on long-term borrowings - other                                (1,570,996)         (914,557)
     Proceeds from sale of stock                                                               --            13,000
                                                                                     ------------      ------------
              Net cash provided by (used in) financing activities                        (605,406)        1,363,340
                                                                                     ------------      ------------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        668,992          (948,067)
              Cash and cash equivalents:
              Beginning                                                                 1,118,773         2,066,840
                                                                                     ------------      ------------

              Ending                                                                 $  1,787,765      $  1,118,773
                                                                                     ============      ============

See Notes to Consolidated Financial Statements

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Concorde Gaming Corporation and its subsidiaries (the "Company") operates the Golden Gates Casino in Black Hawk, Colorado and owns and operates the Princesa, an offshore gaming vessel in Miami, Florida.

Principles of Consolidation:

The consolidated financial statements include the accounts of Concorde Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Significant subsidiaries at September 30, 2001 include Concorde Cripple Creek, Inc. ("Concorde Cripple Creek") (100% owned), Concorde Cruises, Inc. (100% owned) and Conami, Inc. (100% owned). Through March 31, 2000, the Company owned an 80% interest in two joint ventures that owned and operated the offshore gaming vessel in Miami, Florida. During Fiscal 2000, the Company acquired the remaining 20% interest in these joint ventures for $1,500,000.

Use of Estimates:

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets:

The Company periodically evaluates the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. As of September 30, 2001 management determined that there was no impairment of the Company's long-lived assets. The Company's impairment estimate related to long-lived assets may change in the near term depending on the future operating results of the Casino Princesa, an offshore gaming vessel.

Intangible Assets:

Intangible assets, primarily goodwill and dock rights are amortized over estimated useful lives of 10 to 15 years using the straight-line method.

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

Advertising Costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. Included in selling, general and administrative expenses is $1,268,081 and $898,667 of advertising expense for the years ended September 30, 2001 and 2000 respectively.

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

common share. The provisions of SFAS No. 128 have been applied to all periods presented in the accompanying financial statements. In Fiscal 2001 and 2000 basic and diluted losses per share were the same.

                                   YEAR ENDED SEPTEMBER 30, 2001                       YEAR ENDED SEPTEMBER 30, 2000
                             LOSS             SHARES            LOSS              LOSS              SHARES           LOSS
                          (NUMERATOR)      (DENOMINATOR)      PER SHARE        (NUMERATOR)      (DENOMINATOR)      PER SHARE
                          ------------     -------------     ------------      ------------     -------------      ------------
Basic and Diluted EPS
    Net loss              $   (967,688)       24,070,402     $      (0.04)     $ (3,707,152)      (24,045,224)     $      (0.15)
                          ============      ============     ============      ============       ===========      ============

For Fiscal 2001 and 2000 options and warrants outstanding (note 7) are not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

NOTE 2. ACQUISITION OF REMAINING INTEREST IN CASINO PRINCESA

On March 31, 2000, the Company purchased the remaining 20% interest in two joint ventures, which own and operate the Princesa. The acquisition was accounted for as a purchase. The excess of the purchase price over the proportional depreciated cost of net assets acquired was recorded on the financial statements based on the respective fair market value of assets acquired as follows:

         Goodwill                           $    137,252
         Vessel and Improvements               1,354,464
         Other                                     8,284
                                            ------------
                                            $  1,500,000
                                            ============

NOTE 3. NOTES PAYABLE TO BANK

The Company has outstanding borrowings of $179,796 and $244,206 under a revolving bank line of credit at September 30, 2001 and 2000 respectively. The line, which matures on December 31, 2002, requires monthly interest payments which accrue at the prime rate plus 1%. The loan is secured by substantially all assets of the Casino Princesa and is personally guaranteed by the majority shareholder. The loan contains restrictive covenants that are the same as those for the Vessel loan. See Note 5 regarding loan covenants and related amendment.

NOTE 4. NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

                                                                                    2001             2000
                                                                                ------------     ------------
Unsecured note payable to a company controlled by the Company's majority stockholder with interest at prime rate plus 3/4% (7% at September 30,
    2001) due November 1, 2002                                                  $ 10,398,272     $  8,497,873
                                                                                ============     ============

As of October 1, 2001, the interest rate on this note was increased to the prime rate plus 1.00%.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5. LONG-TERM DEBT

Long-term debt consists of:

                                                                                      2001              2000
                                                                                  ------------      ------------
10.375% note payable to a bank (Vessel Loan), monthly installments of             $  6,341,623      $  7,183,145
    $130,258 including interest, due January 2004, secured by first preferred ship mortgage, guaranteed by majority stockholder (A)

Note payable to a bank, paid in full during the year                                        --           688,095

Other notes, due in various monthly installments to March 2006, at various rates from 6.5% to 15.5%, secured in part by property and
    equipment                                                                          114,979           108,319
                                                                                  ------------      ------------
                                                                                     6,456,602         7,979,559
Less current maturities                                                               (973,346)       (7,346,000)
                                                                                  ------------      ------------
                                                                                  $  5,483,256           633,559
                                                                                  ============      ============

         (A). This Vessel Loan requires mandatory prepayment of principal in January of each year in an amount equal to 12% of the amount of Excess Revenue for each fiscal year. Excess Revenue as defined in the Vessel Loan is the excess of (i) the earnings of the Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. There was no Excess Revenue in Fiscal 2001 and 2000. The Vessel Loan contains typical covenants with respect to the Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred. As of September 30, 2001 and 2000, the Company was in violation of the debt service covenant. However, on December 27, 2001, the loan covenants were amended. The combination of improved cash flow from the Casino Princesa operations and less stringent debt service covenants in the amended vessel loan agreement eliminated the violation of the amended debt service covenant. Therefore, only the scheduled principal payments for the year ending September 30, 2002 are included in current maturities at September 30, 2001.

The future aggregate annual maturities of long-term debt at September 30, 2001 are as follows:

Fiscal year ending:
2002                                                    $    973,346
2003                                                       1,071,583
2004                                                       4,395,142
2005                                                          12,300
2006                                                           4,231
                                                        ------------
                                                        $  6,456,602
                                                        ============

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 6. INCOME TAXES

The income tax provision (benefit) for the years ended September 30, 2001 and 2000 is as follows:

                                                                2001             2000
                                                            ------------     ------------
Current, Federal and State                                  $         --         (139,000)
Deferred                                                              --          139,000
                                                            ------------     ------------
                                                            $         --     $         --
                                                            ============     ============

The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory tax rate of 35 % to pretax income (loss) due to the following:

                                                                2001             2000
                                                            ------------     ------------
Computed "expected" tax expense (benefit)                   $   (338,691)      (1,297,503)
Valuation allowance                                              185,000        1,370,000
Minority interest loss recognized by parent company                   --           54,903
Other                                                            153,691         (127,400)
                                                            ------------     ------------
                                                            $         --     $         --
                                                            ============     ============

Net deferred tax asset (liabilities) are as follows:

                                                                2001             2000
                                                            ------------     ------------
Deferred tax assets:
   Start-up costs                                           $    340,000     $    510,000
    Goodwill and other intangibles                               118,000          116,000
    Net operating loss                                         1,874,000        1,654,000
   Accrued interest                                              646,000          358,000
    Allowance for doubtful accounts and other                    169,000          108,000
                                                            ------------     ------------
                                                               3,147,000        2,746,000
   Valuation allowance                                        (2,492,000)      (2,307,000)
                                                            ------------     ------------
Deferred tax liabilities                                         655,000          439,000
   Property and equipment                                       (655,000)        (439,000)
                                                            ------------     ------------
          Net                                               $         --     $         --
                                                            ============     ============

During the year ended September 30, 2001 the Company recorded a valuation allowance of $185,000 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. During the year ended September 2000, the valuation allowance was increased by $1,675,000 Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 2001 or 2000.

Loss carryforwards available for federal income tax purposes of approximately $5,200,000 as of September 30, 2001 will begin to expire in the year ending September 30, 2014.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 7. STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION

The Company has reserved 2,200,000 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the "Plan"). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 2001 1,149,740 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.15 to $0.42 per share and vest ratably over a five-year period. Options for the purchase of 1,101,740 shares were vested at September 30, 2001. Options for the purchase of 60,000 shares were exercised during the year ended September 30, 2000. Options for the purchase of 346,490 shares, issued in years ended September 30 through 1999, were canceled in March 2000.

Summarized information for all options is as follows for the years ended September 30:

                                                       2001                              2000
                                           -----------------------------     ------------------------------
                                                              WEIGHTED                           WEIGHTED
                                                              AVERAGE                            AVERAGE
                                                              EXERCISE                           EXERCISE
     Outstanding                             OPTIONS           PRICE           OPTIONS            PRICE
                                           ------------     ------------     ------------      ------------
     Beginning of year                        1,149,740     $       0.27        1,456,230      $       0.27
     Granted                                         --     $       0.27          100,000      $       0.25
     Exercised                                       --     $       0.27          (60,000)     $       0.22
     Cancelled                                       --     $       0.27         (346,490)     $       0.28
                                           ------------                      ------------
     End of year                              1,149,740     $       0.27        1,149,740      $       0.27
                                           ============                      ============

     Exercisable at end of year               1,101,740     $       0.27          907,740      $       0.27
                                           ============                      ============

     Options available for grant                840,000                           840,000
                                           ============                      ============

         The following table summarizes information about the options outstanding at September 30, 2001:

                                               Remaining      Average                       Average
               Range of          Number       Contractual     Exercise        Number        Exercise
           Exercise Prices    Outstanding        Life          Price        Exercisable       Price
           ---------------    -----------     -----------     --------      -----------     --------
           $ 0.15 - $ 0.25        710,000        4.9           $ 0.18           662,000      $0.18
           $ 0.40 - $ 0.42        439,740        4.3           $ 0.40           439,740      $0.40
                              -----------                                   -----------
                                1,149,740        4.7           $ 0.27         1,101,740      $0.27
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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 7. STOCK OPTION PLAN AND STOCK WARRANTS ISSUED AS COMPENSATION (CONTINUED)

In December 1993 through November 1995, the Company granted warrants to purchase 960,000 common shares in conjunction with the terms of a note payable to an individual. Of these warrants 40,000 and 480,000 expired in December 1999 and December 1998, respectively. The remaining warrants to purchase 440,000 common shares at an exercise price of $0.75 per share expired in November 2000.

The Company has adopted the disclosures-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB 25, no compensation cost has been recognized in the financial statements for the Stock Option Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS 123, the Company's net income per common and common equivalent share would have been decreased to the Performa amounts below for the years ended September 30:

                                                                         2001              2000
                                                                     ------------      ------------
         Net income (loss) - as reported                             $   (967,688)     $ (3,707,152)
         Net income (loss) - pro forma                               $   (980,120)     $ (3,712,268)

         Basic and diluted earnings per share - as reported          $      (0.04)     $      (0.15)
         Basic and diluted earnings per share - pro forma            $      (0.04)     $      (0.15)

No options were granted in Fiscal 2001. During Fiscal year 2000, 100,000 options were granted. The fair values of these options were not significant.

NOTE 8. RELATED PARTY TRANSACTIONS

Rent expense to a company controlled by the Company's majority stockholder totaled $32,072 and $31,172 for 2001 and 2000, respectively, for an office space lease that is leased month-to-month.

Interest expense and related financing costs on notes payable to the majority stockholder and a company controlled by the majority stockholder was $884,057 and $1,156,574 for the Fiscal 2001 and 2000, respectively.

NOTE 9. CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 10. COMMITMENTS

Use Agreement:

The Company has a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement grants the Company the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term of the Use Agreement expires on September 30, 2002, with the option to extend for one additional five-year term ("Extension Term").

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 10. COMMITMENTS (CONTINUED)

The Company has a right of first refusal to extend the Extension Term, if exercised, for one additional five year term provided the Trust, in its sole discretion, has determined to permit the continued use of its docking facilities by a gaming vessel and there has been no event of default under the Use Agreement Annual fees owing under the lease agreement are $475,000 for the remaining year of the initial term. The Company had provided a $475,000 irrevocable bank letter of credit for the benefit of the Trust to secure the payment of the annual fees through September 30, 2001.

The letter of credit was secured by the personal guarantee of the majority stockholder and a mortgage on certain real estate owned by a company controlled by the majority stockholder. Interest and financing costs included $14,250 to a company controlled by the Company's majority stockholder and $28,500 to the majority stockholder for the years ended September 30, 2001 and 2000, respectively. The Company is required to provide a letter of credit throughout the term of the Use Agreement, in an amount equal to the next year's annual fees. The Company is currently in default of this requirement for the year ending September 30, 2002. The Company and the Trust are currently in negotiations regarding amending the Use Agreement and the Company expects to continue operations under an amended agreement.

Leases:

The Company has several noncancelable operating leases, primarily for dock and casino property, that expire over the next five years. These leases generally contain renewal options for periods ranging one to ten years and require the Company to pay all executory costs such as maintenance and insurance. The Company also leases gaming equipment on a month-to-month basis. Rental expense for operating leases during the years ended September 30, 2001 and 2000 was $1,585,777 and $1,222,864, respectively.

The future aggregate minimum lease payments as of September 30, 2001 are as follows:

Fiscal year ending:
    2001                                            $    919,103
    2002                                                 796,883
    2003                                                 800,623
    2004                                                 819,323
    2005                                                 819,323
                                                    ------------
                                                    $  4,155,255
                                                    ============

The casino lease also requires the Company to pay additional rent based on a percentage of adjusted net gaming revenue of Golden Gates Casino as set forth in the casino lease agreement which was approximately $230,000 and $106,000 for the years ended September 30, 2001 and 2000, respectively. Base rental payments under the agreement are included in the minimum lease payments above.

Retirement Plan:

The Company has a defined contribution 401(k) profit sharing plan covering substantially all eligible employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $34,418 and $26,975 during the years ended September 30, 2001 and 2000, respectively.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 10. COMMITMENTS (CONTINUED)

2000 Employee Stock Purchase Plan:

In Fiscal 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") under which certain employees who meet minimum employment criteria are eligible to participate. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the fair market value of the stock. Annual purchases are limited to $10,000 per employee. The Purchase Plan, which has not been implemented as of September 30, 2001, will expire in 2011 unless terminated earlier by the Purchase Plan administrator. The total number of shares reserved for purchase under the Purchase Plan is 2,000,000 shares.

NOTE 11. CONTINGENCIES

On April 15, 1999, the Association for Disabled Americans, Inc., et. al, filed suit against the Company and Goldcoast (the "Defendants") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claim, in part, that the Defendants have discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the Princesa and that the Defendants have failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining the Defendants from continuing its alleged discriminatory practices, ordering the Defendants to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorney's fees, costs and expenses incurred. The Company vigorously defended the claim and received a favorable ruling in 2001. The parties have cross-claimed for attorney's fees which has not yet been ruled upon.

In August 1997, the Company acquired an 80% interest in a Florida joint venture. This acquisition was accounted for as a purchase and the operating results of the business have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of this 80% interest was an initial payment of $650,000 and future consideration equal to 2% of Casino Princesa's gaming win per operating year for each of the first three years. The final payment was due in October 2001. Payments under this agreement were recorded as goodwill and amortized using the straight-line method over the remaining term of the dock lease. In 2001 and 2000 additional goodwill of $181,539 and $276,414 respectively, was recorded.

In October 1997, the Company entered into a parking garage agreement for the purpose of constructing a parking garage adjacent to Golden Gates Casino. This agreement requires the Company to contribute land with a book value of $1,097,080 to a third party. The Company has no additional commitments relating to the construction of the parking garage. The parking garage was completed during Fiscal year 2000. Contribution of this land was contingent upon performance of contractual obligations by the third party as set forth in the parking garage agreement. The parties to the parking garage agreement have agreed to enter into a Condominium Declaration whereby each will receive parking spaces in said condominium. The Company received $375,000 in the year ended September 30, 2001 as a result of a lawsuit settlement related to the parking facility. The settlement was recognized as other income.

The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by insurance or are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 13. GOING CONCERN ISSUES AND MANAGEMENT PLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred net losses of $967,688 and $3,707,152 for the years ending September 30, 2001 and 2000, respectively, and has accumulated deficit since inception of $6,817,797. In addition, the Company has liabilities due within one year of $3,092,296, and current assets of $2,092,065. Management's plans to address these conditions are discussed in the following paragraphs.

Management is focusing its operational improvement efforts on the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the casino's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Passenger counts have been stabilized by reducing admissions charges and by changing the marketing focus to an increased direct mail solicitation. Segment loss from the Casino Princesa improved to a loss of $1,209,606 in the year ended September 30, 2001 from a loss of $1,834,934 in the year ended September 30, 2000.

The Company enjoyed higher customer counts and revenues at the Golden Gates Casino due to the completion of a parking facility adjacent to the casino in the fourth quarter of the year ended September 30, 2000. Due to construction and the lack of alternative parking, the Golden Gates Casino suffered a substantial reduction in customer traffic during most of the year ended September 30, 2000. Segment profit from the Golden Gates Casino improved to a profit of $1,620,292 in the year ended September 30, 2001 from a profit of $219,077 in the year ended September 30, 2000.

There is no assurance that the Company's majority shareholder would have the intent or the ability to fund future cash shortages (if any) to the extent done in the years ended September 30, 2001 and 2000.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 13. GOING CONCERN ISSUES AND MANAGEMENT PLANS (CONTINUED)

If management is unable to continue to effectuate its operational plan, and if the Company's majority shareholder is unable to provide additional sources of cash, the Company will be unable to satisfy its continuing debt obligations, and may have to discontinue operations.

NOTE 14. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different technology and marketing strategies.

There are two reportable segments: the Casino Princesa and Golden Gates Casino. The Casino Princesa operates an offshore gaming vessel, the Princesa, that sails out of Miami, Florida. The Golden Gates Casino is located in Black Hawk, Colorado.

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

Financial information in $1,000's with respect to the reportable segments is as follows:

                                      CASINO PRINCESA             GOLDEN GATES                 TOTAL
                                     2001         2000         2001         2000         2001         2000
                                   --------     --------     --------     --------     --------     --------
Revenues
  Casino                           $ 11,665     $ 13,730     $  6,679     $  3,994     $ 18,344     $ 17,724
  Food and beverage                   1,573        2,358          106           99        1,679        2,457
  Other income                        1,583        2,418           74           73        1,657        2,491
                                   --------     --------     --------     --------     --------     --------
   Gross revenues                    14,821       18,506        6,859        4,166       21,680       22,672

  Less:
  Promotional
  allowances                          2,916        5,004          101          293        3,017        5,297
                                   --------     --------     --------     --------     --------     --------
   Net revenues                      11,905       13,502        6,758        3,873       18,663       17,375

Costs and expenses
  Casino                              5,389        6,672        3,814        2,594        9,203        9,266
  Food and beverage                   1,098        1,515          187          140        1,285        1,655
  Selling, general and
    administrative                    4,961        5,255          701          515        5,662        5,770
  Management fees                        --          275           --           --                       275
  Depreciation/amortization             832          756          333          292        1,165        1,048
  Loss on sale of equipment              --           --           52           34           52           34
  Interest expense                      835          863           51           79          886          942
    Total costs and expenses
                                     13,115       15,336        5,138        3,654       18,253       18,990

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 14. SEGMENT INFORMATION (CONTINUED)

Segment profit (loss)              $   (1,210)     $   (1,834)     $    1,619            219     $      409     $   (1,615)
                                   ==========      ==========      ==========     ==========     ==========     ==========

Segment assets                     $   12,002      $   12,711      $    3,758     $    3,353     $   15,760     $   16,064
                                   ==========      ==========      ==========     ==========     ==========     ==========

Expenditures for segment
assets                             $      234      $    1,447      $      370     $      375     $      604     $    1,822
                                   ==========      ==========      ==========     ==========     ==========     ==========

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                          2001            2000
                                                       ----------      ----------
PROFIT

Total profit (loss) of reportable segments             $      410      $   (1,615)
                                                       ----------      ----------
  Unallocated amounts:
    Income
         Interest income                                       23              30
         Other                                                321              --
                                                       ----------      ----------
             Total income items                               344              30
                                                       ----------      ----------
    Expense
         General and administrative                           787             885
         Depreciation and amortization                         63              63
         Corporate interest                                   872           1,153
         Other                                                 --              21
                                                       ----------      ----------
             Total expense items                            1,722           2,122
                                                       ----------      ----------

Consolidated net (loss) before income taxes            $     (968)     $   (3,707)
                                                       ==========      ==========
ASSETS

Assets of reportable segments                          $   15,760      $   16,064
Unallocated intangibles                                       213             249
Corporate cash and other                                       39              12
Corporate property and equipment                              284             303
                                                       ----------      ----------
  Consolidated assets                                  $   16,296      $   16,628
                                                       ==========      ==========

NOTE 15. SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for:                                                               2001             2000
                                                                             ------------     ------------
       Interest                                                              $    822,722     $  1,256,327
 Supplemental Schedule of Non-cash Investing and Financing Activities
       Accounts payable incurred for purchase of equipment                        159,397               --
       Long-term debt incurred for purchase of equipment                           48,039               --
       Accrued expenses incurred for purchase of intangibles                      130,291               --

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 16. PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July 2001, the Financial Accounting Standards Board issued two statements-Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:

     o Eliminates the pooling method for accounting for business combinations.

     o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

     o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

     o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

     o Requires, at a minimum, annual impairment test for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

     o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

     o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

     o    Write-off any remaining negative goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its financial statements for the year ending September 30, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONCORDE GAMING CORPORATION

December 28,  2001                      By /s/ Jerry L. Baum
                                          --------------------------------------
                                                Jerry L. Baum, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Brustuen H. Lien                              Chairman of the Board
--------------------------------------------      of Directors
Brustuen "Bruce" H. Lien

/s/ Jerry L. Baum                                 President, Chief Executive
--------------------------------------------      Officer and Director
Jerry L. Baum

/s/ Deanna B. Lien                                Director
--------------------------------------------
Deanna B. Lien

/s/ Gary R. Fish                                  Chief Financial Officer
--------------------------------------------
Gary R. Fish

/s/ Thomas Goodrich                               Principal Accounting Officer
--------------------------------------------
Thomas Goodrich

                                EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
-----------          -----------
3.1                  Amended and Restated Articles of Incorporation.(1)

3.2                  Fourth Amended and Restated Bylaws.(8)

10.1                 1992 Performance Stock Option Plan.(2)(*)

10.2                 2000 Employee Stock Purchase Agreement.(3)(*)

10.3                 Indemnification Agreement between us and Bruce H. Lien.(1)

10.4                 Lease between Elevation 8000+ and Concorde Cripple Creek,
                     Inc. dated July 21, 1997.(4)

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

10.12 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(5)

10.13 Guaranty by us for the benefit of the lenders named therein dated as of October 22, 1998.(5)

10.14                First Amendment to Lease between Concorde Cripple Creek and
                     Elevation 8000+ LLC, dated as of January 1, 1999. (6)

EXHIBIT NO.          DESCRIPTION
-----------          -----------
10.15                Promissory Note in the amount of $10,398,272 to the order
                     of BHL Capital Corporation dated October 1, 2001.(+)

10.16                Sublease between KMM Parking L.L.C. and us dated December
                     30, 1998.(8)

21                   Subsidiaries of the Registrant.(+)

23                   Consent of Independent Auditors'.(+)

----------

(+)  Filed herewith

(*)  Management contract or compensation plan.

(1) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 1995 (File No. 0-8698) and incorporated herein by this reference.

(2) Previously filed with the Securities and Exchange Commission on September 24, 1992 as Exhibit 10 to our Registration Statement on Form S-8, (File No. 33-52388) and incorporated herein by this reference.

(3) Previously filed with the Securities and Exchange Commission as an attachment to our Proxy Statement for the 1999 annual meeting on Schedule 14A and incorporated herein by this reference.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 1997 (File No. 0-8698) and incorporated herein by this reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 1998 (File No. 0-8698) and incorporated herein by this reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998 (File No. 0-8698) and incorporated herein by this reference.

(7) Previously filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 0-8698) and incorporated herein by this reference.

(8) Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended September 30, 2001 (File No. 0-8698) and incorporated herein by this reference.