Form 10QSB
period 2001-12-31
CONCORDE GAMING CORP
filed 2002-02-14
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                3290 LIEN STREET
                         RAPID CITY, SOUTH DAKOTA 57709
                         ------------------------------
                    (Address of principal executive offices)

                                 (605) 341-7738
                                 ---------------
                           (Issuer's telephone number)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, February 1, 2002 there were 25,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


                                                                                                                Page No.
                                                                                                                --------
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet at December 31, 2001 (unaudited)                                                   1

         Consolidated Statements of Operations for                                                                     3
           Three Months Ended December 31, 2001 and 2000 (unaudited)

         Consolidate Statements of Stockholders' Equity (Deficit) for
           Three Months Ended December 31, 2001 (unaudited)                                                            4

         Consolidated Statements of Cash Flows for                                                                     5
           Three Months Ended December 31, 2001 and 2000 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                                                        6


Item 2. Management's Discussion and Analysis of Financial                                                             11
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                              16

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

ASSETS
Current assets
     Cash and cash equivalents                                                $ 1,443,641
     Trade receivables - net of allowance for doubtful accounts of $144,160        72,453
     Inventory                                                                     73,264
     Prepaid expenses                                                             260,811
                                                                              -----------
                    Total current assets                                        1,850,169
                                                                              -----------


Other Assets                                                                      158,074
                                                                              -----------

Property and equipment
     Land                                                                       1,097,080
     Vessel                                                                     9,612,829
     Gaming equipment, fixtures and furniture                                   4,542,267
     Vehicles                                                                      51,266
     Leasehold improvements                                                       309,574
                                                                              -----------
                                                                               15,613,016
     Less accumulated depreciation and amortization                             3,157,477
                                                                              -----------
                                                                               12,455,539
                                                                              -----------

Intangibles and other
     Dock rights, net                                                             204,142
     Deferred financing costs, net                                                173,916
     Goodwill, net                                                              1,081,426
                                                                              -----------
                                                                                1,459,484
                                                                              -----------

                                                                              $15,923,266
                                                                              ===========

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes Payable - bank                                       $    294,149
     Current maturities of long-term debt                            981,339
     Accounts payable                                                270,049
     Accrued expenses
        Payroll and payroll taxes                                    304,031
        Accrued interest                                              58,057
        Other                                                        898,946
                                                                ------------
              Total current liabilities                            2,806,571
                                                                ------------


Long-term debt, less current maturities                            5,235,203
                                                                ------------


Note payable to related party                                     10,339,185
                                                                ------------


Stockholders' equity (deficit)
     Common stock,  par value $.01 per share, authorized
        500,000,000 shares; issued and outstanding 25,070,402        250,704
     Preferred stock, par value $.01 per share, authorized
        10,000 shares, no shares issued                                   --
     Additional paid-in capital                                    3,939,576
     Accumulated deficit                                          (6,647,973)
                                                                ------------
     Total Shareholders' equity                                 $ (2,457,693)
                                                                ------------

     Total liabilities and shareholders' equity                 $ 15,923,266
                                                                ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                      2001              2000
                                                  -----------       -----------
Revenues
     Casino                                       $ 4,873,470       $ 3,664,967
     Food and beverage                                354,360           404,116
     Other                                            224,834           690,668
                                                  -----------       -----------
              Gross revenues                        5,452,664         4,759,751
     Less: promotional allowance                      536,977           942,245
                                                  -----------       -----------
              Net revenues                          4,915,687         3,817,506
                                                  -----------       -----------

Costs and expenses:
     Casino                                         2,334,594         2,154,605
     Food and beverage                                260,925           389,942
     Selling, general and administrative            1,500,921         1,523,890
     Depreciation and amortization                    328,333           299,755
                                                  -----------       -----------
                                                    4,424,773         4,368,192
                                                  -----------       -----------

              Income (loss) from operations           490,914          (550,686)
                                                  -----------       -----------

Other income (expense):
     Interest income                                      630             4,986
     Other income                                      15,377             3,247
     Interest expense and financing costs:
        Related parties                              (165,912)         (235,283)
        Other                                        (171,185)         (237,371)
                                                  -----------       -----------
                                                     (321,090)         (464,421)
                                                  -----------       -----------

              Income (loss) before income taxes       169,824        (1,015,107)

Federal and state income tax benefit                       --                --
                                                  -----------       -----------

              Net Income (loss)                   $   169,824       $(1,015,107)
                                                  ===========       ===========

Basic and diluted Income (loss) per share         $      0.01       $     (0.04)
                                                  ===========       ===========

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 2001
                                   (Unaudited)

                                                              Additional
                                 Number         Common         paid-in      Accumulated
                                of shares        stock         capital        deficit          Total
                               ------------   ------------   ------------   ------------    ------------
Balance September 30, 2001       24,070,402   $    240,704   $  3,899,576   $ (6,817,797)   $ (2,677,517)

Issuance of 1,000,000 shares      1,000,000         10,000         40,000         50,000

      Net Income                         --             --             --        169,824         169,824
                               ------------   ------------   ------------   ------------    ------------

Balance December 31, 2001        25,070,402   $    250,704   $  3,939,576   $ (6,647,973)   $ (2,457,693)
                               ============   ============   ============   ============    ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                              2001            2000
                                                                          ------------    ------------
Cash flows from operating activities:
     Net Income (loss)                                                    $    169,824    $ (1,015,107)
     Adjustments to reconcile net (loss) to net cash flows
        (used in) operating activities:
           Note payable incurred for payment of accrued interest                    --         235,283
           Depreciation and amortization                                       328,332         299,754
           Provision for doubtful accounts                                       8,755           2,797
           Change in assets and liabilities:
              Decrease (increase) in trade receivables                          39,265          (5,560)
              Increase in prepaid expenses and inventory                      (150,248)       (288,453)
              Decrease in accounts payable and accrued expenses               (408,071)        (41,734)
                                                                          ------------    ------------
                    Net cash (used in) operating activities                    (12,143)       (813,020)
                                                                          ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                       (184,583)       (130,841)
     Purchase of intangibles                                                    (2,804)        (40,125)
     Decrease in (Purchase of) other assets                                     (9,800)         36,373
                                                                          ------------    ------------
                    Net cash (used in) investing activities                   (197,187)       (134,593)
                                                                          ------------    ------------

Cash flows from financing activities:
     Net change in short-term borrowings, other                                114,353         146,122
     Proceeds from long-term borrowings, related parties                            --       1,005,000
     Principal payments on long-term borrowings, related parties               (59,087)             --
     Principal payments on long-term borrowings, other                        (240,060)       (235,218)
     Proceeds from sale of stock                                                50,000              --
                                                                          ------------    ------------
                    Net cash provided by (used in) financing activities       (134,794)        915,904
                                                                          ------------    ------------

                    Net (decrease) in cash and cash equivalents               (344,124)        (31,709)
Cash and cash equivalents:
Beginning                                                                    1,787,765       1,118,773
                                                                          ------------    ------------

Ending                                                                    $  1,443,641    $  1,087,064
                                                                          ============    ============

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                           $    409,250    $    239,200



      See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2001 included in the Company's 2001 Annual Report on Form 10-KSB (the "Form 10-KSB").

(2)      Description of Business and Consolidated Entities:

         Concorde Gaming Corporation (the "Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns an offshore gaming vessel (the "Princesa"). Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa which operates the Princesa from Bayfront Park, Miami, Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

(3)      Reclassifications:

         Certain 2000 amounts in the accompanying statements have been reclassified to conform to the 2001 presentation. This change had no effect on the reporting of net income.

(4)      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"). Options to purchase 1,149,740 shares of common stock ranging from $.15 to $.42 per share and 2,000,000 shares of common stock at $1.00 per share were outstanding during the quarter ended December 31, 2001, but were not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

                                    Three Months Ended                            Three Months Ended
                                     December 31, 2001                             December 31, 2000
                        ------------------------------------------   -------------------------------------------
                                         Weighted         Per                          Weighted         Per
                                          Average        Share                          Average        share
                           Income         Shares         Amount          Loss           Shares         Amount
                        ------------   ------------   ------------   ------------    ------------   ------------
Basic and Diluted EPS
  Net Earnings (Loss)   $    169,824     24,146,489   $       0.01   $ (1,015,107)     24,070,402   $      (0.04)
                        ============   ============   ============   ============    ============   ============

 (5)     Long Term Debt

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, which provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by the Company. In addition, the Company and Mr. Lien, the Company's majority stockholder, guarantee the Vessel Loan. The Vessel Loan bears interest at 10.625%, with monthly payments of $130,258, including interest, through January 2004, when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

         As of September 30, 2001, the Company was in violation of the debt service covenant. On December 27, 2001 the loan covenants were amended. The combination of improved cash flow from the Casino Princesa operations and less stringent debt service covenants in the amended vessel loan agreement eliminated the violation of the amended debt service covenant. Therefore, only the scheduled principal payments for the year ending December 31, 2002 are included in current maturities at December 31, 2001.

(6)      Segment Information

         The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different technology and marketing strategies.

         There are two reportable segments: the Casino Princesa and Golden Gates Casino. The Casino Princesa operates the Princesa, an offshore gaming vessel, which sails out of Miami, Florida. The Golden Gates Casino is located in Black Hawk, Colorado.

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

         Financial information in $1,000's with respect to the reportable segments, each for three months ended December 31, is as follows:


                                           Casino Princesa          Golden Gates             Total
                                           2001       2000        2001       2000       2001       2000
                                         --------   --------    --------   --------   --------   --------
Revenues
   Casino                                $  3,073   $  2,269    $  1,800   $  1,396   $  4,873   $  3,665
   Food and beverage                          319        377          36         27        355        404
   Other                                      205        674          20         17        225        691
                                         --------   --------    --------   --------   --------   --------
       Gross revenues                       3,597      3,320       1,856      1,440      5,453      4,760
   Less promotional allowance                 504        916          33         27        537        943
                                         --------   --------    --------   --------   --------   --------
       Net revenues                         3,093      2,404       1,823      1,413      4,916      3,817
                                         --------   --------    --------   --------   --------   --------

Cost and expenses
   Casino                                   1,334      1,326       1,001        828      2,335      2,154
   Food and beverage                          230        345          30         45        260        390
   Selling, general and administrative      1,101      1,278         176         92      1,277      1,370
   Depreciation and amortization              227        205          85         79        312        284
   Interest expense                           170        218           1         19        171        237
                                         --------   --------    --------   --------   --------   --------
       Total costs and expenses             3,062      3,372       1,293      1,063      4,355      4,435
                                         --------   --------    --------   --------   --------   --------
   Segment profit (loss)                 $     31   $   (968)   $    530   $    350   $    561   $   (618)
                                         ========   ========    ========   ========   ========   ========

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements. Financial information in $1,000's.


                                              Three Months Ended December 31 -
                                                  2001                2000
                                              ------------        ------------
PROFIT
   Total loss of reportable segments          $        561        $       (618)
      Unallocated amounts:
        Income
          Interest income                                1                   5
          Other                                         15                   3
                                              ------------        ------------
            Total income items                          16                   8
                                              ------------        ------------

        Expense
          General and administrative                   224                 154
          Depreciation and amortization                 16                  16
          Corporate interest                           167                 235
          Other Expenses (Income)                       --                  --
                                              ------------        ------------
            Total expense items                        407                 405
                                              ------------        ------------

Consolidated net loss before income taxes     $        170        $     (1,015)
                                              ============        ============

(7)      Going Concern Issues and Management Plans

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         As shown in the accompanying financial statements, the Company has an accumulated deficit since inception of $6,647,973. In addition, the Company has liabilities due within one year of $2,806,571, but only current assets of $1,850,169. The Company was also in violation of a loan covenant up to December 27, 2001. Management's plans to address these conditions are discussed in the follow paragraphs.

         Management is focusing its operational improvement efforts on the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the casino's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Passenger counts have been stabilized by reducing admissions charges and by changing the marketing focus to an increased direct mail solicitation. Segment profit from the Casino Princesa was $30,927 compared to a loss of $(968,051) for the three months ended December 31, 2001 and 2000 respectively.

         The Company has enjoyed higher customer counts and revenues at the Golden Gates Casino since the completion of a parking facility adjacent to the casino in the fourth quarter of the year ended September 30, 2000. Due to construction and the lack of alternative parking, the Golden Gates Casino suffered a substantial reduction in customer traffic during most of the year ended September 30, 2000. Segment profit from the Golden Gates Casino was 529,680 and $349,521 for the three months ended December 31, 2001 and 2000 respectively.

         There is no assurance that the Company's majority shareholder would have the intent or ability to fund future cash shortages, if any, to the extent done in the fiscal years ended September 30, 2001 and 2000. If management is unable to effectuate its operational plan, and if the Company's majority shareholder is unable to provide additional sources of cash, the Company will not be able to satisfy its continuing debt obligations, and may have to discontinue operations.

(8)      Pronouncements Issued Not Yet Adopted

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact our operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in our operations. The success of our business operations is dependent on factors such as access to capital, the effectiveness of our marketing strategies to grow our customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions as set forth under "Factors Affecting Our Business and Prospects" below. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should be not relied upon as a prediction of actual future results.

OVERVIEW

         Through our wholly owned subsidiary, Concorde Cripple Creek, we own and operate the Golden gates Casino, a limited stakes casino in Black Hawk, Colorado. In addition, through our wholly owned subsidiaries, Concorde Cruises and Conami, we own 100% of Princesa Partners which owns the offshore gaming vessel the "Princesa." Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa which operates the Princesa from Bayfront Park, Miami, Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES

         Net revenues were $4,915,687 for the three months ended December 31, 2001, compared to $3,817,506 for the three months ended December 31, 2000, an increase of 28.8%.

     Casino Princesa

         Casino Princesa net revenues were $3,093,419 for the three months ended December 31, 2001, compared to $2,404,093 for the three months ended December 31, 2000, an increase of 28.7%. The increase in net revenues was the result of a 32.8% increase in passenger counts from the prior year quarter. The increase in passenger count was the result of a 33.7% increase in the average number of passengers per cruise, 238, over the same period last year, while the actual number of cruises made during such periods remained flat. Food and beverage revenues were $318,779 for the three months ended December 31, 2001, as compared to $376,992 for the three months ended December 31, 2000, a decrease of 15.4%. This decrease was primarily the result of our revised marketing strategy implemented in January 2001. Under this strategy, we provided food on an "ordered basis" during the quarter ended December 31, 2001. In quarter ended December 31, 2000, food and beverage services were included as part of the admission price.

         Promotional allowance expenses were $503,810 for the three months ended December 31, 2001, compared to $915,653 for the three months ended December 31, 2000, a decrease of 45.0%. This decrease was primarily the result of a significant reduction in the number of complementary admissions granted. The cost of complementary admissions actually granted was in turn reduced as a result of the lower admission rate charged under our revised marketing strategy. Table game promotion expenses were $118,263 for the three months ended December 31, 2001, compared to $62,930 for the three months ended December 31, 2000, an increase of 87.9%. This increase was directly related to the 32.8% increase in passengers for the quarter ended December 31, 2001.

     Golden Gates

         Golden Gates net revenues were $1,822,268 for the three months ended December 31, 2001, compared to $1,413,413 for the three months ended December 31, 2000 an increase of 28.9%. This increase was a result of increased customer traffic.

COSTS AND EXPENSES

         Total costs and expenses were $4,424,773 for the three months ended December 31, 2001, compared to $4,368,192 for the three months ended December 31, 2000, an increase of 1.3%.

     Casino Princesa

         Casino expenses for Casino Princesa were $1,333,821 for the three months ended December 31, 2001, compared to $1,325,938 for the three months ended December 31, 2000, an increase of 0.6%. This increase was primarily attributable to an increase in player incentive expenses offset by payroll expense reductions. Food and beverage expenses for Casino Princesa were $230,471 for the three months ended December 31, 2001, compared to $345,411 for the three months ended December 31, a decrease of 33.3%. The decrease in food and beverage costs relates to our revised marketing strategy implemented in January 2001. Selling, general and administrative expenses were $1,101,097 for the three months ended December 31, 2001, compared to $1,277,720 for the three months ended December 31, 2000, a decrease of 13.8%, resulting from reduced supply, outside services and payroll expenses. Depreciation and amortization expenses were $227,500 for the three months ended December 31, 2001, compared to $204,682 for the three months ended December 31, 2000, an increase of 11.1%. This increase was primarily the result of additional depreciation on assets purchased in Fiscal 2001.

     Golden Gates

         Casino expenses for Golden Gates were $1,000,773 for the three months ended December 31, 2001, compared to $828,667 for the three months ended December 31, 2000, an increase of 20.8%. This increase was the result of increased customer traffic, which affected variable costs that are based on gaming volume, such as rent, gaming taxes, maintenance, and wages. Food and beverage expenses were $30,454 for the three months ended December 31, 2001, compared to $44,531 for the three months ended December 31, 2000, a decrease of 31.6%. This decrease was due to improved cost controls of our food and beverage services. Selling, general and administrative expenses were $176,852 for the three months ended December 31, 2001, compared to $92,473 for the three months ended December 31, 2000, an increase of 91.2%. This increase primarily relates to parking expenses from the adjacent parking facility.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs were $337,097 for the three months ended December 31, 2001, compared to $472,654 for the three months ended December 31, 2000, a decrease of 28.7%. This decrease was due to reduced debt levels and lower interest rates. Interest expense to our majority stockholder's privately held company, BHL Capital, decreased to $165,912 for the three months ended Decembers 31, 2001 compared to

$235,283 for the three months ended December 31,2000. The reduction of interest expense to BHL Capital was primarily related to lower interest rates.

         There was no income tax expense or benefit recorded in the quarters ending December 31, 2001 and December 31, 2000. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. For the quarter ended December 31, 2001, income tax expense of $58,000 was offset by a decrease in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $1,443,641 at December 31, 2001, compared to $1,787,765 at September 30, 2001, a decrease of $344,124.

         During the three months ended December 31, 2001, we used cash flow from operating activities of $12,143, compared to cash used of $813,020 during the three months ended December 31, 2000, a decrease of 98.5%. This decrease was primarily the result of improved operations.

         Investing activities used cash of $197,187 during the three months ended December 31, 2001, compared to $134,593 during the three months ended December 31, 2001, an increase of 46.5%. This increase was primarily caused by normal operating fluctuations, including the purchase of additional property, equipment and other assets during the current period as a result of increased customer traffic to our properties.

         Financing activities used net cash of $134,794 during the three months ended December 31, 2001, compared to cash provided of $915,904 during the three months ended December 31, 2000, a decrease of 114.7%. This decrease was primarily caused by no long-term borrowings from related parties during the three months ended December 31, 2001, compared to $1,005,000 for the three months ended December 31, 2000. Effective October 2001, we aggregated our two promissory notes with BHL Capital into one promissory note in the aggregate principal amount of $10,398,272, which amount included accrued but unpaid interest under the previous notes. The interest rate payable on the note is the prime rate plus 1.00% and the note matures November 1, 2002. In February 2002 the note was extended to April 1, 2003.

Future Operations

         On January 31, 2002 we exercised our option to purchase the Golden Gates Casino property under our lease agreement with Elevation E8000+, LLC. In accordance with the terms of the lease agreement, we paid Elevation $200,000 as a non-refundable down payment on the purchase price for the property - $6,294,720. The purchase of the property is scheduled to close no earlier than July 31, 2002 and is subject to the execution of definitive agreements. In addition, we currently do not have funds sufficient to pay the purchase price. We are currently reviewing various financing strategies, including the sale of equity or debt securities. We can provide no assurances that the transaction will be consummated.

         Prior to December 31, 2000, our cash flow from the Princesa and the Golden Gates Casino was not sufficient to meet our working capital and debt service requirements. We have increased our cash flow by reducing expenses and by implementing a revised marketing strategy for the Casino Princesa, which has decreased our marketing costs and stabilized our passenger counts. In January 2001, we restructured our fees for the Princesa by charging a reduced admission fee coupled with charging for food and beverages on an as ordered basis, rather than including such services as part of the admission price. This strategy has increased our passenger count for the Princesa and, accordingly, our revenues, while reducing food and beverage expenses. We believe that such strategies will continue to improve the profitability of the Princesa.

         In the past, we have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to purchase the interests in Casino Princesa and Princesa Partners from Goldcoast and to fund working capital shortages. In addition, Mr. Lien has been required to provide personal guarantees in order for us to obtain financing, including the vessel loan.

         There is no assurance that our majority shareholder or BHL Capital will have the intent or the ability to fund future cash shortages, if any, to the extent funded in fiscal year 2000 and 2001. If management is unable to continue to effectuate its operational plan, or if our Company's majority shareholder or BHL Capital is unwilling or unable to provide additional funding, we may not be able to satisfy our continuing debt obligations, and may have to discontinue operations.

Factors Affecting our Business and Prospects

         There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause our results of operations in future periods to differ from those currently expected or desired.

o We are currently in default under the Use Agreement. Under the current terms of the Use Agreement we no longer have the absolute right to extend the Use Agreement for additional term of five years. Accordingly, if we are unable to amend the Use Agreement on terms satisfactory to us or if the Trust does not otherwise allow us to extend the term of the Use Agreement despite our current default, the Use Agreement will expire on September 30, 2002, which would likely have a material adverse effect on our operations. We are currently negotiating an amendment to the Use Agreement.

o We have incurred a significant amount of indebtedness, and prior to the fiscal year ended September 30, 2001, our past cash flow from operations had not been sufficient to fund our operations and debt service obligations. We have in the past funded our operations and debt service obligations through borrowings from Mr. Lien and BHL Capital. There is no assurance that our majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages, if any, to the extent done prior to March, 2001.

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

o Our success is partially dependent on its ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If we are unable to anticipate and introduce such products and amenities, such inability may have an adverse effect on our business.

o We operate in a very competitive environment, particularly in Colorado. With the opening of the Black Hawk Casino by Hyatt in December 2001, the number of slot machines in Black Hawk has materially increased, which could negatively affect our operating results.

o Our gaming operations in Colorado are highly regulated by governmental authorities. We are also subject to regulation in Florida if it decides to regulate the day-cruise industry. In such an event, Native American gaming would also become more competitive. If we conduct gaming activities in any other jurisdiction, the authorities in that jurisdiction may also subject us to regulation. Changes in applicable laws or regulations governing the gaming industry could have a significant effect on our operations.

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

o The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms affect daily passenger counts and may cause the cancellation of cruises, which adversely affects our revenue.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in routine litigation arising in the ordinary course of the Casino Princesa's and Golden Gates' business. These matters are believed by the Company to be covered by insurance and are not expected to have a materially adverse effect on our operations and financial condition.

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

                                       CONCORDE GAMING CORPORATION


Date: February 14, 2002                By: /s/ Jerry L. Baum
                                          --------------------------------------
                                       Jerry L. Baum, Chief Executive Officer


                                       By: /s/ Gary R. Fish
                                          --------------------------------------
                                       Gary R. Fish, Chief Financial Officer

                                  Exhibit Index

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1               Amended and Restated Articles of Incorporation.(1)

3.2               Fourth Amended and Restated Bylaws.(2)

10.1 Agreement by and among Princesa Partners and each of the lenders named therein, dated December 1, 2001, as subsequently amended.*

10.2              First Amendment to Loan Agreement by and among Princesa
                  Partners and the lenders named therein, dated December 1, 2001, as subsequently amended.*

10.3              First Amendment to Guaranty, Subordination Agreement, Security
                  Agreement and Indemnity by and among Concorde Cruises, Inc. as successor in interest to Bayfront Ventures, and each of the lenders named therein, dated December 1, 2001, as subsequently amended.*

10.4 First Amendment to Servicing and Intercreditor Agreement, by and among Integra Bank, as successor in interest to The
                  National City Bank of Evansville, Princesa Partners and each of the lenders named therein, dated December 1, 2001.*

10.5 Amendment to Loan Agreement by and among Integra Bank N.A., as successor in interest to The National City Bank of Evansville, and Concorde Cruises, Inc., as successor in interest to Bayfront Ventures, dated December 18, 2001.*

----------

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