Form 10QSB
period 2002-03-31
CONCORDE GAMING CORP
filed 2002-05-10
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, May 10, 2001 there were 25,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


                                                                       Page No.
                                                                       --------

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet at March 31, 2002 (unaudited)             1

         Consolidated Statements of Operations for the Three Months           3
           and Six Months Ended March 31, 2002 and 2001 (unaudited)

         Consolidated Statements of Stockholders' Equity (Deficit)            4
           for Six Months Ended March 31, 2002 (unaudited)

         Consolidated Statements of Cash Flows for the                        5
           Six Months Ended March 31, 2002 and 2001 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)               6


Item 2. Management's Discussion and Analysis of Financial                    12
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     18

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (UNAUDITED)

ASSETS
------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                $  1,544,709
     Trade receivables - net of allowance for doubtful
       accounts of $132,916                                                        121,442
     Inventory                                                                      66,123
     Prepaid expenses                                                              550,930
                                                                              ------------
                         Total current assets                                    2,283,204
                                                                              ------------


Other Assets                                                                       210,990
                                                                              ------------

Property and equipment
     Land                                                                        1,097,080
     Vessel                                                                      9,634,563
     Gaming equipment, fixtures and furniture                                    4,660,016
     Vehicles                                                                      169,186
     Leasehold improvements                                                        309,574
     Work in progress                                                               66,187
                                                                              ------------
                                                                                15,936,606
     Less accumulated depreciation and amortization                              3,428,497
                                                                              ------------
                                                                                12,508,109
                                                                              ------------

Intangibles and other
     Dock rights, net                                                              195,268
     Deferred financing costs, net                                                 176,495
     Goodwill, net                                                               1,046,778
                                                                              ------------
                                                                                 1,418,541
                                                                              ------------

                                                                              $ 16,420,844
                                                                              ============

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities
     Notes Payable - bank                                      $    431,643
     Current maturities of long-term debt                         1,006,261
     Accounts payable                                               285,772
     Accrued expenses
         Payroll and payroll taxes                                  237,345
         Accrued interest                                            61,900
         Other                                                    1,031,977
                                                               ------------
                 Total current liabilities                        3,054,898
                                                               ------------


Long-term debt, less current maturities                           5,088,467
                                                               ------------


Note payable to related party                                    10,260,042
                                                               ------------


Stockholders' equity (deficit)
     Common stock,  par value $.01 per share,
         authorized 500,000,000 shares; issued
         and outstanding 25,070,402 at
           March 31, 2002                                           250,704
     Preferred stock, par value $.01 per share,
         authorized 10,000 shares, no shares
           issued                                                        --
     Additional paid-in capital                                   3,939,576
     Accumulated deficit                                         (6,172,843)
                                                               ------------
                                                                 (1,982,563)
                                                               ------------
                                                               $ 16,420,844
                                                               ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31      Six Months Ended March 31
                                                   ------------    ------------    ------------    ------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
Revenues
     Casino                                        $  5,468,527    $  4,332,063    $ 10,341,997    $  7,997,029
     Food and beverage                                  517,926         414,890         872,284         819,007
     Other                                              306,647         359,883         531,484       1,050,548
                                                   ------------    ------------    ------------    ------------
             Gross revenues                           6,293,100       5,106,836      11,745,765       9,866,584
     Less: promotional allowance                        738,593         694,906       1,275,570       1,637,151
                                                   ------------    ------------    ------------    ------------
             Net revenues                             5,554,507       4,411,930      10,470,195       8,229,433
                                                   ------------    ------------    ------------    ------------

Costs and expenses:
     Casino                                           2,429,609       2,209,882       4,754,421       4,364,488
     Food and beverage                                  305,749         298,245         566,674         688,187
     Selling, general and administrative              1,718,182       1,498,128       3,228,886       3,022,014
     Depreciation and amortization                      338,445         299,717         666,777         599,474
     Loss on sale of equipment                              100              --             100              --
                                                   ------------    ------------    ------------    ------------
                                                      4,792,085       4,305,972       9,216,858       8,674,163
                                                   ------------    ------------    ------------    ------------

             Income (loss) from operations              762,422         105,958       1,253,337        (444,730)
                                                   ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                                        280           7,512             910          12,497
     Other income                                        32,503           6,907          47,881          10,155
     Interest expense and financing costs:
         Related parties                               (145,857)       (236,145)       (311,770)       (471,427)
         Other                                         (174,218)       (208,377)       (345,404)       (445,748)
                                                   ------------    ------------    ------------    ------------
                                                       (287,292)       (430,103)       (608,383)       (894,523)
                                                   ------------    ------------    ------------    ------------

             Income (loss) before income taxes          475,130        (324,145)        644,954      (1,339,253)

Federal and state income taxes (benefits)                    --              --              --              --
                                                   ------------    ------------    ------------    ------------

             Net income (loss)                     $    475,130    $   (324,145)   $    644,954    $ (1,339,253)
                                                   ============    ============    ============    ============

Basic and diluted income (loss) per share          $       0.02    $      (0.01)   $       0.03    $      (0.06)
                                                   ============    ============    ============    ============


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended March 31, 2002
                                   (UNAUDITED)

                                                                                   Additional
                                                        Number        Common         paid-in     Accumulated
                                                      of shares       stock          capital        deficit          Total
                                                    ------------   ------------   ------------   ------------    ------------

Balance September 30, 2001                            24,070,402   $    240,704   $  3,899,576   $ (6,817,797)   $ (2,677,517)

     Issuance of 1,000,000 shares of common stock      1,000,000         10,000         40,000             --          50,000

     Net income                                               --             --             --        644,954         644,954
                                                    ------------   ------------   ------------   ------------    ------------

Balance March 31, 2002                                25,070,402   $    250,704   $  3,939,576   $ (6,172,843)   $ (1,982,563)
                                                    ============   ============   ============   ============    ============


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2002 and 2001
                                   (UNAUDITED)

                                                                                    2002            2001
                                                                                ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                          $    644,954    $ (1,339,253)
     Adjustments to reconcile net (loss) to net cash flows
         provided by (used in) operating activities:
             Note payable incurred for payment of accrued interest                        --         471,427
             Depreciation and amortization                                           666,777         599,474
             Loss on disposal of property and equipment                                  100              --
             Provision for doubtful accounts                                          14,194           6,551
             Change in assets and liabilities:
                 Decrease (increase) in trade receivables                            (15,163)          5,211
                 Increase in prepaid expenses and inventory                         (433,226)        (82,599)
                 Decrease in accounts payable and accrued expenses                  (322,160)       (107,222)
                                                                                ------------    ------------
                         Net cash provided by (used in) operating activities         555,476        (446,411)
                                                                                ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (510,680)       (226,265)
     Purchase of intangibles                                                         (29,204)        (82,666)
     Proceeds from sale of equipment                                                   2,325              --
     (Increase) decrease in other assets                                             (62,716)         36,373
                                                                                ------------    ------------
                         Net cash (used in) investing activities                    (600,275)       (272,558)
                                                                                ------------    ------------

Cash flows from financing activities:
     Net change in short-term borrowings - other                                     251,847         225,684
     Proceeds from long-term borrowings, related parties                                  --       1,105,592
     Proceeds from long-term borrowings, other                                       116,780              --
     Principal payments on long-term borrowings, related parties                    (138,230)             --
     Principal payments on long-term borrowings, other                              (478,654)       (480,197)
     Proceeds from sale of stock                                                      50,000              --
                                                                                ------------    ------------
                         Net cash provided by (used in) financing activities        (198,257)        851,079
                                                                                ------------    ------------

                         Net increase (decrease) in cash and cash equivalents       (243,056)        132,110
Cash and cash equivalents:
Beginning                                                                          1,787,765       1,118,773
                                                                                ------------    ------------

Ending                                                                          $  1,544,709    $  1,250,883
                                                                                ============    ============

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                 $    725,484    $    445,748


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2001 included in the Company's 2001 Annual Report on Form 10-KSB.

(2)      Description of Business and Consolidated Entities:

         Concorde Gaming Corporation ("the Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa"). Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa which operates the Princesa from Bayfront Park, Miami, Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

(3)      Reclassifications:

         Certain prior year amounts in the accompanying statements have been reclassified to confirm to the 2002 presentation. This change had no effect on the reporting of net income.

(4)      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"). Options to purchase 947,740 shares of common stock ranging form $.15 to $.42 per share and 2,000,000 shares of common stock at $1.00 per share were outstanding during the quarter ended March 31, 2002, but were not included in the computations of the EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

                                       Three Months Ended                             Three Months Ended
                                         March 31, 2002                                 March 31, 2001
                            ------------------------------------------   -------------------------------------------
                                             Weighted         Per                          Weighted         Per
                                              Average        Share                          Average        Share
                               Income         Shares         Amount         Income          Shares         Amount
                            ------------   ------------   ------------   ------------    ------------   ------------
Basic and Diluted EPS
  Net Earnings (Loss)       $    475,130     25,070,402   $       0.02   $   (324,145)     24,070,402   $      (0.01)
                            ============   ============   ============   ============    ============   ============

                                          Six Months Ended                            Six Months Ended
                                           March 31, 2002                              March 31, 2001
                            ------------------------------------------   -------------------------------------------
                                             Weighted         Per                         Weighted          Per
                                              Average        Share                         Average         Share
                               Income         Shares         Amount         Income         Shares          Amount
                            ------------   ------------   ------------   ------------    ------------   ------------
Basic and Diluted EPS
  Net Earnings (Loss)       $    644,954     24,603,369   $       0.03   $ (1,339,253)     24,070,402   $      (0.06)
                            ============   ============   ============   ============    ============   ============

(5)      Long Term Debt

         In October 1998 Princesa Partners entered into a Loan Agreement and Security Agreement, as subsequently amended on December 27, 2001 (the "Loan Agreement"), with a group of lenders that provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by the Company. In addition, the Company and Mr. Lien, the Company's majority stockholder, guarantees the Vessel Loan. The Vessel Loan bears interest at 10.625%, with monthly payments of $130,258, including interest through January 2004, when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

(6)      Segment Information

         The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different technology and marketing strategies.

         There are two reportable segments: the Casino Princesa and Golden Gates Casino. The Casino Princesa operates the Princesa, an offshore gaming vessel that sails out of Miami, Florida. The Golden Gates Casino is located in Black Hawk, Colorado.

         The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. The interest expense of each segment is specifically identifiable to debt directly incurred to acquire that segment's assets. No intercompany allocations or intersegment sales and transfers have been made.

         Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Financial information in $1,000's with respect to the reportable segments is as follows:

                                                               For Three Months Ended March 31,
                                             Casino Princesa              Golden Gates                Total
                                            2002         2001          2002         2001         2002         2001
                                         ----------   ----------    ----------   ----------   ----------   ----------

Revenues
   Casino                                $    3,528   $    2,697    $    1,940   $    1,635   $    5,468   $    4,332
   Food and beverage                            472          392            46           23          518          415
   Other                                        291          345            16           15          307          360
                                         ----------   ----------    ----------   ----------   ----------   ----------
      Gross revenues                          4,291        3,434         2,002        1,673        6,293        5,107
   Less promotional allowance                   696          672            42           23          738          695
                                         ----------   ----------    ----------   ----------   ----------   ----------
      Net revenues                            3,595        2,762         1,960        1,650        5,555        4,412
                                         ----------   ----------    ----------   ----------   ----------   ----------

Cost and expenses
   Casino                                     1,451        1,318           979          891        2,430        2,209
   Food and beverage                            271          248            35           50          306          298
   Selling, general and administrative        1,341        1,123           125          181        1,466        1,304
   Depreciation and amortization                234          205            88           79          322          284
   Interest expense                             172          192             1           15          173          207
                                         ----------   ----------    ----------   ----------   ----------   ----------
      Total costs and expenses                3,469        3,086         1,228        1,216        4,697        4,302
                                         ----------   ----------    ----------   ----------   ----------   ----------
   Segment profit (loss)                 $      126   $     (324)   $      732   $      434   $      858   $      110
                                         ==========   ==========    ==========   ==========   ==========   ==========

                                                                For Six Months Ended March 31,
                                              Casino Princesa             Golden Gates                 Total
                                            2002         2001          2002         2001         2002         2001
                                         ----------   ----------    ----------   ----------   ----------   ----------
Revenues
   Casino                                $    6,602   $    4,966    $    3,740   $    3,031   $   10,342   $    7,997
   Food and beverage                            791          769            81           50          872          819
   Other                                        495        1,019            36           32          531        1,051
                                         ----------   ----------    ----------   ----------   ----------   ----------
      Gross revenues                          7,888        6,754         3,857        3,113       11,745        9,867
   Less promotional allowance                 1,200        1,588            76           51        1,276        1,639
                                         ----------   ----------    ----------   ----------   ----------   ----------
      Net revenues                            6,688        5,166         3,781        3,062       10,469        8,228
                                         ----------   ----------    ----------   ----------   ----------   ----------

Cost and expenses
   Casino                                     2,775        2,644         1,979        1,720        4,754        4,364
   Food and beverage                            501          594            65           95          566          689
   Selling, general and administrative        2,452        2,400           301          273        2,753        2,673
   Depreciation and amortization                462          409           173          159          635          568
   Interest expense                             342          411             1           33          343          444
                                         ----------   ----------    ----------   ----------   ----------   ----------
      Total costs and expenses                6,532        6,458         2,519        2,280        9,051        8,738
                                         ----------   ----------    ----------   ----------   ----------   ----------
   Segment profit (loss)                 $      156   $   (1,292)   $    1,262   $      782   $    1,418   $     (510)
                                         ==========   ==========    ==========   ==========   ==========   ==========

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                          Three Months Ended March 31    Six Months Ended March 31
                                               2002         2001             2002         2001
                                            ----------   ----------       ----------   ----------
PROFIT
   Total loss of reportable segments        $      858   $      110       $    1,418   $     (510)
      Unallocated amounts:
        Income
          Interest income                           --            8                1           12
          Other                                     32            7               48           11
                                            ----------   ----------       ----------   ----------
            Total income items                      32           15               49           23
                                            ----------   ----------       ----------   ----------

        Expense
          General and administrative               252          196              476          348
          Depreciation and amortization             16           16               32           31
          Corporate interest                       147          237              314          473
          Other Expenses (Income)                   --           --               --           --
                                            ----------   ----------       ----------   ----------
            Total expense items                    415          449              822          852
                                            ----------   ----------       ----------   ----------

Consolidated net loss before income taxes   $      475   $     (324)      $      645   $   (1,339)
                                            ==========   ==========       ==========   ==========

(7)      Going Concern Issues and Management Plans

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

         As shown in the accompanying financial statements, the Company has an accumulated deficit since inception of $6,172,843. In addition, the Company has liabilities due within one year of $3,054,898, but only current assets of $2,283,204. Management's plans to address these conditions are discussed in the following paragraphs.

         Management is focusing its operational improvement efforts on the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the Casino Princesa's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Passenger counts have also increased by reducing admission charges. Segment profit from the Casino Princesa was $156,976 compared to a loss of $1,291,860 for the six months ended March 31, 2002 and 2001, respectively. Segment earnings before interest, income taxes, depreciation and amortization was $960,525 compared to a loss before interest, income taxes, depreciation and amortization of $471,626 for the six months ended March 31, 2002 and 2001, respectively.

         The Company has also enjoyed higher customer counts and revenues at the Golden Gates Casino due to increased customer traffic. Segment profit from the Golden Gates Casino was $1,261,747 and $782,637 for the six months ended March 31, 2002 and 2001, respectively. Segment earnings before interest, income taxes, depreciation and amortization was $1,436,014 and $974,861 for the six months ended March 31, 2002 and 2001, respectively.

         There is no assurance that the Company's majority shareholder would have the intent or the ability to fund future cash shortages, if any, to the extent done in the fiscal years ended September 30, 2001 and 2000. If management is unable to effectuate its operational plan, and if the Company's majority shareholder is unable to provide additional sources of cash, the Company will be unable to satisfy its debt covenants and may be unable to satisfy its continuing debt obligations, and may have to discontinue operations.

(8)      Pronouncements Issued Not Yet Adopted

         In July 2001, the Financial Accounting Standards Board issued two statements: Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets

         Statement 141:

         o Eliminated the pooling method for accounting for business combinations.

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

         Upon adoption of these statements, the Company is required to:

         o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

         o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

         o        Write-off any remaining negative goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and is uncertain as to their impact. The Company is generally required to implement the standards in its financial statements for the year ending September 30, 2003.

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

OVERVIEW

         Through our wholly owned subsidiary, Concorde Cripple Creek, we own and operate the Golden Gates Casino, a limited stakes casino in Black Hawk, Colorado. In addition, through our wholly owned subsidiaries, Concorde Cruises and Conami, we own 100% of Princesa Partners, which owns the offshore gaming vessel the "Princesa". Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa that operates the Princesa from Bayfront Park, Miami, Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

REVENUES

         Net revenues were $5,554,507 for the three months ended March 31, 2002, compared to $4,411,930 for the three months ended March 31, 2001, an increase of 25.9%.

     Casino Princesa

         Casino Princesa net revenues were $3,594,945 for the three months ended March 31, 2002, compared to net revenues of $2,761,804 for the three months ended March 31, 2001, an increase of 30.2%. This increase in net revenues was the result of a 31.1% increase in passenger counts from the prior year quarter. The increase in passenger count was the result of a 28.0% increase in the average number of passengers per cruise, 276, over the same period last year. The number of cruises also increased 3.2% over the same period last year. Food and beverage revenues were $472,317, for the three months ended March 31, 2002, as compared to $392,241, for the three months ended March 31, 2001, an increase of 20.4%. This increase was due to increased passenger counts.

         Promotional allowance expenses were $696,099 for the three months ended March 31, 2002, compared to $671,891 for the three months ended March 31, 2001, an increase of 3.6%. This increase was primarily due to increased passenger counts offset by stronger control of these costs over the same period last year.

     Golden Gates

         Golden Gates net revenues were $1,959,562 for the three months ended March 31, 2002, compared to net revenues of $1,650,126 for the three months ended March 31, 2001, an increase of 18.8%. The increase in net revenues was primarily a result of increased customer traffic.

COSTS AND EXPENSES

         Total costs and expenses were $4,792,085 for the three months ended March 31, 2002, compared to $4,305,972 for the three months ended March 31, 2001, an increase of 11.3%.

     Casino Princesa

         Casino expenses for Casino Princesa were $1,451,029 for the three months ended March 31, 2002, compared to $1,317,591 for the three months ended March 31, 2001, an increase of 10.1%. The increase in expenses is primarily attributable to an increase in player incentive expenses related to increased customer counts. Food and beverage expenses for Casino Princesa were $270,709 for the three months ended March 31, 2002, compared to $248,241 for the three months ended March 31, 2001, an increase of 9.1%. This increase was primarily due to increased customer counts. Selling, general and administrative expenses were $1,340,712 for the three months ended March 31, 2002, compared to $1,122,623 for the three months ended March 31, 2001, an increase of 19.4%. The increase in expenses is primarily attributable to increased excise taxes, legal and advertising expenses. Depreciation and amortization were $234,357 for the three months ended March 31, 2002, compared to $204,683 for the three months ended March 31, 2001, an increase of 14.5%. This increase was primarily as a result of additional depreciation on assets purchased in fiscal 2001.

     Golden Gates

         Casino expenses for Golden Gates were $978,580 for the three months ended March 31, 2002, compared to $892,291 for the three months ended March 31, 2001, an increase of 9.7%. The increase is a result of increased customer traffic, which affected variable costs that are based on gaming volume, such as, rent, gaming taxes and wages offset by reduced maintenance expense. Food and beverage expenses were $35,040 for the three months ended March 31, 2002, compared to $50,004 for the three months ended March 31, 2001, a decrease of 29.9%. This decrease was due to strong management controls. Selling, general and administrative expenses were $125,116 for the three months ended March 31, 2002, compared to $180,710 for the three months ended March 31, 2001, a decrease of 30.8%. This decrease was primarily the result of decreased wages over the prior period. Depreciation and amortization expenses were $87,981 for the three months ended March 31, 2002, compared to $79,398 for the three months ended March 31, 2001, an increase of 10.8%. This increase was primarily as a result of the acquisition of property and equipment in fiscal 2001.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $145,857 for the three months ended March 31, 2002, compared to $236,145 for the three months ended March 31, 2001. This decrease was due to lower interest rates. Other interest and financing costs decreased to $174,218 for the three months ended March 31, 2002, compared to $208,377 for the three months ended March 31, 2001, as a result of reduced debt outstanding during the period.

         There was no income tax expense or benefit recorded in the quarter ended March 31, 2002 and 2001. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. For the quarter ended March 31, 2002 income tax expense of $162,000 was offset by a decrease in the deferred tax asset valuation allowance.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001:

REVENUES

         Net revenues were $10,470,195 for the six months ended March 31, 2002, compared to $8,229,433 for the six months ended March 31, 2001, an increase of 27.2%.

     Casino Princesa

         Casino Princesa net revenues were $6,688,364 for the six months ended March 31, 2002, compared to revenues of $5,165,896 for the six months ended March 31, 2001, an increase of 29.5%. The increase in net revenues was the result of a 31.9 % increased in passenger counts over the prior period. Other revenue decreased 48.6% over the same period a year ago, primarily due to reduced admission prices.

         Promotional allowance expense decreased 24.4% to $1,199,909 from $1,587,544 over the same period a year ago, primarily due to reduced complimentary admissions.

     Golden Gates

         Golden Gates net revenues were $3,781,831 for the six months ended March 31, 2002, compared to revenues of $3,063,537 for the six months ended March 31, 2001, an increase of 23.4%. The increase in revenue was primarily a result of increased customer traffic.

COSTS AND EXPENSES

         Total costs and expenses were $9,216,858 for the six months ended March 31, 2002, compared to $8,674,163 for the six months ended March 31, 2001, an increase of 6.3%.

     Casino Princesa

         Casino expenses for Casino Princesa were $2,775,067 for the six months ended March 31, 2002, compared to $2,643,529 for the six months ended March 31, 2001, an increase of 5.0%. The increase in expenses is primarily attributable to an increase in player incentive expenses related to increased customer counts. Food and beverage expenses for Casino Princesa were $501,180 for the six months ended March 31, 2002, compared to $593,652 for the six months ended March 31, 2001, a decrease of 15.6%. The decrease in food and beverage costs relates to our revised marketing strategy and stronger management controls for food ordering. Depreciation and amortization expenses were $461,856 for the six months ended March 31, 2002, compared to $409,366 for the six months ended March 31, 2001, an increase of 12.8%. This increase was primarily as a result of additional depreciation on assets purchased in fiscal 2001.

     Golden Gates

         Casino expenses for Golden Gates were $1,979,354 for the six months ended March 31, 2002, compared to $1,720,959 for the six months ended March 31, 2001, an increase of 15.0%. The increase is a result of increased customer traffic, which affected variable costs that are based on gaming volume, such as, rent, gaming taxes and wages offset by reduced maintenance. Food and beverage expenses were $65,494 for the six months ended March 31, 2002, compared to $94,535 for the six months ended March 31, 2001, a decrease of 30.7%. This decrease was due to strong management controls for this area. Selling, general and administrative expenses were $300,969 for the six months ended March 31, 2002, compared to $273,182 for the six months ended March 31, 2001, an increase of 10.2%. This increase was primarily the result of increased parking garage expenses. Depreciation and amortization were $172,963 for the six months ended March 31, 2002, compared to $158,797 for the six months ended March 31, 2001, an increase of 8.9%. This increase was primarily as a result of the acquisition of property and equipment in fiscal 2001.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $311,770 for the six months ended March 31, 2002, compared to $471,427 for the six months ended March 31, 2001. This decrease was due to lower interest rates. Other interest and financing costs decreased to $345,404 for the six months ended March 31, 2002, compared to $445,748 for the six months ended March 31, 2001, as a result of decreased debt and lower interest rates.

         There was no income tax expense or benefit recorded in the six months ended March 31, 2002 and 2001. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. For the six months ended March 31, 2002 income tax expense of $220,000 was offset by a decrease in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $1,544,709 at March 31, 2002, compared to $1,787,765 at September 30, 2001, a decrease of $243,056.

         During the six months ended March 31, 2002, we provided cash flow from operating activities of $555,476 compared to cash used of $446,411 during the six months ended March 31, 2001. The increase in cash flow was primarily the result of improved profitability from operations.

         Investing activities used cash of $600,275 during the six months ended March 31, 2002, compared to $272,558 during the six months ended March 31, 2001. We used $510,680 during the six months ended March 31, 2002 for the acquisition of property and equipment, compared to $226,265 during the six months ended March 31, 2001.

         Financing activities used net cash of $198,257 during the six months ended March 31, 2002, compared to cash provided of $851,079 during the six months ended March 31, 2001. Principal payments on long-term debt with related parties were $138,230 for the six months ended March 31, 2002, compared to borrowings of $1,105,592 for the six months ended March 31, 2001. Principal payments on long-term debt from other sources were $478,654 during the six months ended March 31, 2002, compared to $480,197 during the six months ended March 31, 2001.

         The vessel loan, with a March 31, 2002 balance of $5,887,015, matures in January 2004.

FUTURE OPERATIONS

         On January 31, 2002, we exercised our option to purchase the Golden Gates Casino property under our lease agreement with Elevation E8000+, LLC. In accordance with the terms of the lease agreement, we paid Elevation $200,000 as a non-refundable down payment on the purchase price for the property of $6,294,720. The purchase is scheduled to close no earlier than July 31, 2002 and is subject to the execution of definitive agreements. In addition, we currently do not have funds sufficient to pay the purchase price. We are currently reviewing various financing strategies, including the sale of equity or debt securities. We can provide no assurances that the transaction will be consummated.

         Prior to December 31, 2000 our cash flow from the Princesa and the Golden Gates Casino was not sufficient to meet current working capital and debt service requirements. We have increased our cash flow by reducing expenses and by implementing a revised marketing strategy that has decreased our marketing costs and increased our passenger counts. In January 2001 we restructured our fees for the Princesa by charging a reduced admission fee coupled with charging for food and beverages on an as ordered basis, rather than including such services as part of the admission price. This strategy has increased our passenger count for the Princesa and accordingly, our revenues, while reducing food and beverage expenses. We believe that such strategies will continue to improve the profitability of the Princesa.

         In the past, we have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to purchase the interests in Casino Princesa and Princesa Partners from Goldcoast and to fund working capital shortages. In addition, Mr. Lien has been required to provide personal guarantees in order for us to obtain financing, including the vessel loan.

         There is no assurance that our majority shareholder or BHL Capital will have the intent or the ability to fund future cash shortages, if any, to the extent funded in fiscal year 2000 and 2001. If management is unable to continue to effectuate its operational plan, or if our majority shareholder or BHL Capital is unwilling or unable to provide additional funding, we may not be able to satisfy our continuing debt obligations, and may have to discontinue operations

Factors Affecting Our Business and Prospects

         There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause our results of operations in future periods to differ from those currently expected or desired.

o We are currently in default under the use agreement, under which we are permitted to operate the Princesa from Bayfront Park, Miami, Florida. Under the current terms of the use agreement we no longer have the absolute right to extend the use agreement for additional term of five years. Accordingly, if we are unable to amend the use agreement on terms satisfactory to us or if Bayfront Park Management Trust does not otherwise allow us to extend the term of the use agreement despite our current default, the use agreement will expire on September 30, 2002, which would likely have a material adverse effect on our operations. We are currently negotiating an amendment and extension to the use agreement.

o We have incurred a significant amount of indebtedness, and prior to the fiscal year ended September 30, 2001, our past cash flow from operations has not been sufficient to fund our operations and debt service obligations. We have in the past funded our operations and debt service obligations through borrowings from Mr. Lien and BHL Capital. There is no assurance that our majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages, if any, to the extent done prior to March, 2001.

o Due to the current indebtedness, our ability to obtain additional financing in the future and our flexibility in reacting to changes in the industry and economic conditions generally may be limited.

o The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms affect daily passenger counts and may cause the cancellation of cruises which adversely affects our revenue.

o Princesa Partners was previously in default under the vessel loan due to a failure to comply with the debt service covenants contained in the vessel loan agreements up until December 27, 2001. The combination of improved cash flow from the Casino Princesa operations and less stringent debt service covenants in the amended vessel loan agreement eliminated the violation of the amended debt service covenant. We cannot guarantee you, however, that Princesa Partners may not violate the terms of the vessel loan agreements in the future.

o Our success is partially dependent on its ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If we are unable to anticipate and introduce such products and amenities, such inability may have an adverse effect on the Company's business.

o We operate in a very competitive environment, particularly in Colorado. With the opening of the Black Hawk Casino by Hyatt in December 2001, the number of slot machines in Black Hawk has materially increased, which could negatively affect our operating results. To date, however, we believe the opening of the Black Hawk Casino by Hyatt has had a positive effect on the Golden Gates Casino by increasing customer traffic in the area.

o Our gaming operations in Colorado are highly regulated by governmental authorities. We may also be subject to regulation in Florida if it decides to regulate the day-cruise industry. In such an event, Native American gaming would become more competitive. If we conduct gaming activities in any other jurisdiction, the authorities in that jurisdiction may also subject us to additional regulation. Changes in applicable laws or regulations could have a significant effect on our operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in routine litigation arising in the ordinary course of the Casino Princesa's and Golden Gates' business. We believe these matters are covered by insurance and are not expected to have a materially adverse effect on our operations and financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Reference is made to the Exhibit Index attached to this Report, which is incorporated herein.

b. Reports on Form 8-K: We filed the following Current Report on Form 8-K during the quarter ended March 31, 2002:

     o Current Report on Form 8-K dated January 31, 2002, filed with the Securities and Exchange Commission on February 7, 2002, under Item 5. Other Events.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCORDE GAMING CORPORATION


Date: May 10, 2002                    By: /s/ Jerry L. Baum
                                          --------------------------------------
                                          Jerry L. Baum, Chief Executive Officer


                                      By: /s/ Gary R. Fish
                                          --------------------------------------
                                          Gary R. Fish, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NO.           DESCRIPTION
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