Form 10QSB
period 2002-06-30
CONCORDE GAMING CORP
filed 2002-08-14
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 (605) 341-7738
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, August 12, 2002 there were 25,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


                                                                                                                   Page No.
                                                                                                                   --------
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet at June 30, 2002 (unaudited)                                                       1

         Consolidated Statements of Operations for the Three Months and                                                3
          Nine Months Ended June 30, 2002 and 2001 (unaudited)

         Consolidated Statement of Stockholders' Equity (Deficit) for
          Nine Months Ended June 30, 2002 (unaudited)                                                                  4

         Consolidated Statements of Cash Flows for the                                                                 5
          Nine Months Ended June 30, 2002 and 2001 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                                                        6

Item 2. Management's Discussion and Analysis of Financial                                                             12
           Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                             19

Item 2.  Changes in Securities and Use of Proceeds                                                                    19

Item 4.  Submission of Matters to a Vote of Securityholders                                                           19

Item 5.  Other Information                                                                                            19

Item 6. Exhibits and Reports on Form 8-K                                                                              20

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents                                                     $  1,372,238
  Trade receivables - net of allowance for doubtful accounts of $146,232             127,462
  Inventory                                                                           52,398
  Prepaid expenses                                                                   495,057
                                                                                ------------
      Total current assets                                                         2,047,155
                                                                                ------------

Other assets                                                                         149,987
                                                                                ------------

   Property and equipment
   Parking structures                                                              1,254,999
   Vessel                                                                          9,651,524
   Gaming equipment, fixtures and furniture                                        4,859,869
   Other                                                                             717,306
                                                                                ------------
                                                                                  16,483,698
   Less accumulated depreciation and amortization                                 (3,715,901)
                                                                                ------------
                                                                                  12,767,797
                                                                                ------------

Intangibles and other
   Dock rights, net                                                                  186,394
   Deferred financing costs, net                                                     210,628
   Goodwill, net                                                                   1,061,888
                                                                                ------------
                                                                                   1,458,910
                                                                                ------------
                                                                                $ 16,423,849
                                                                                ============

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable - bank                                                                    $    485,839
   Current maturities of long-term debt                                                       1,036,061
   Accounts payable                                                                             482,068
   Accrued expenses
      Payroll and payroll taxes                                                                 428,376
      Accrued interest                                                                           59,242
      Other                                                                                     843,325
                                                                                           ------------
         Total current liabilities                                                            3,334,911
                                                                                           ------------

Long-term debt, less current maturities                                                       4,802,807
                                                                                           ------------

Note payable to related party                                                                10,157,273
                                                                                           ------------

Stockholders' equity (deficit)
   Common stock, par value $.01 per share, authorized
      500,000,000 shares; issued and outstanding 25,070,402                                     250,704
   Preferred stock, par value $.01 per share, authorized
      10,000 shares, no shares issued                                                                --
   Additional paid-in capital                                                                 3,939,576
   Accumulated deficit                                                                       (6,061,422)
                                                                                           ------------
                                                                                             (1,871,142)
                                                                                           ------------
                                                                                           $ 16,423,849
                                                                                           ============

See notes to consolidated financial statements

                         CONCORDE GAMING CORPORATION AND
                                  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30                 Nine Months Ended June 30
                                                     2002                 2001                 2002                 2001
                                                 ------------         ------------         ------------         ------------
Revenues
  Casino                                         $  5,014,811         $  4,770,294         $ 15,356,807         $ 12,767,324
  Food and beverage                                   533,261              408,553            1,405,545            1,227,559
  Other                                               454,604              290,478              986,088            1,341,029
                                                 ------------         ------------         ------------         ------------
       Gross revenues                               6,002,676            5,469,325           17,748,440           15,335,912
  Less: promotional allowance                         811,738              683,937            2,087,308            2,321,088
                                                 ------------         ------------         ------------         ------------
       Net revenues                                 5,190,938            4,785,388           15,661,132           13,014,824
                                                 ------------         ------------         ------------         ------------
Costs and expenses:
  Casino                                            2,498,707            2,440,351            7,262,911            6,801,544
  Food and beverage                                   316,503              293,237              883,177              981,424
  Selling, general and administrative               1,605,897            1,405,344            4,824,997            4,430,651
  Depreciation and amortization                       354,941              299,191            1,021,718              898,664
  Loss on sale of equipment                                --                   --                  100                   --
                                                 ------------         ------------         ------------         ------------
                                                    4,776,048            4,438,123           13,992,903           13,112,283
                                                 ------------         ------------         ------------         ------------
       Income (loss) from operations                  414,890              347,265            1,668,229              (97,459)
                                                 ------------         ------------         ------------         ------------
Other income (expense):
  Interest income                                         542                2,117                1,452               14,615
  Other income                                         20,000              300,917               67,879              311,072
  Interest expense and financing costs:
    Related parties                                  (146,231)            (204,795)            (458,001)            (676,222)
    Other                                            (177,782)            (191,702)            (523,184)            (637,451)
                                                 ------------         ------------         ------------         ------------
                                                     (303,471)             (93,463)            (911,854)            (987,986)
                                                 ------------         ------------         ------------         ------------
       Income (loss) before income taxes              111,419              253,802              756,375           (1,085,445)

Federal and state income taxes                             --                   --                   --                   --
                                                 ------------         ------------         ------------         ------------
       Net income (loss)                         $    111,419         $    253,802         $    756,375         $ (1,085,445)
                                                 ============         ============         ============         ============
Basic and diluted income (loss) per share        $       0.00         $       0.01         $       0.03         $      (0.05)
                                                 ============         ============         ============         ============

See Notes to Consolidated Financial Statements.

                         CONCORDE GAMING CORPORATION AND
                                  SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         Nine Months Ended June 30, 2002
                                   (UNAUDITED)

                                                                                     Additional
                                                       Number          Common          paid-in        Accumulated
                                                     of shares          stock          capital          deficit            Total
                                                    -----------      -----------     -----------      -----------       -----------
Balance September 30, 2001                           24,070,402      $   240,704     $ 3,899,576      $(6,817,797)      $(2,677,517)

Issuance of 1,000,000 shares of common stock          1,000,000           10,000          40,000               --            50,000


Net income                                                   --               --              --          756,375           756,375
                                                    -----------      -----------     -----------      -----------       -----------
Balance June 30, 2002                                25,070,402      $   250,704     $ 3,939,576      $(6,061,422)      $(1,871,142)
                                                    ===========      ===========     ===========      ===========       ===========

See Notes to Consolidated Financial Statements.

                    Nine Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)

                                                                                          2002                2001
                                                                                      -----------         -----------
Cash flows from operating activities:
   Net income (loss)                                                                  $   756,375         $(1,085,445)
   Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
        Note payable to related party incurred for payment of accrued interest                 --             676,222
        Depreciation and amortization                                                   1,021,718             898,664
        Loss on sale of equipment                                                             100                  --
        Provision for doubtful accounts                                                    27,032               6,551
        Change in assets and liabilities:
           (Increase) in trade receivables                                                (34,021)            (26,309)
           Decrease (increase) in prepaid expenses and inventory                         (363,628)             71,010
           (Decrease) in accounts payable and accrued expenses                           (126,143)            (31,202)
                                                                                      -----------         -----------
                Net cash provided by operating activities                               1,281,433             509,491
                                                                                      -----------         -----------
Cash flows from investing activities:
   Purchase of property and equipment                                                  (1,057,773)           (312,873)
   Purchase of intangibles                                                               (137,109)           (126,417)
   Proceeds from sale of property and equipment, real estate                                2,325                  --
   Decrease (increase) in other assets                                                     (1,713)             36,323
                                                                                      -----------         -----------
                Net cash (used in) investing activities                                (1,194,270)           (402,967)
                                                                                      -----------         -----------
Cash flows from financing activities:
   Net change in short-term borrowings                                                    306,043             254,362
   Proceeds from long-term borrowings, related party                                           --           1,105,592
   Proceeds from long term borrowings - other                                             116,780                  --
   Principal payments on long-term borrowings, related parties                           (240,999)                 --
   Principal payments on long-term borrowings, other                                     (734,514)           (976,560)
   Proceeds from sale of stock                                                             50,000                  --
                                                                                      -----------         -----------
                Net cash provided by (used in) financing activities                      (502,690)            383,394
                                                                                      -----------         -----------
Net increase (decrease) in cash and cash equivalents                                     (415,527)            489,918
Cash and cash equivalents:
Beginning                                                                               1,787,765           1,118,773
                                                                                      -----------         -----------

Ending                                                                                $ 1,372,238         $ 1,608,691
                                                                                      ===========         ===========

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest                                                                         $ 1,052,153         $   644,761

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2001 included in the Company's 2001 Annual Report on Form 10-KSB.

(2)      Description of Business and Consolidated Entities:

         Concorde Gaming Corporation ("the Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and, through wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa"). Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa, which operates the Princesa from Bayfront Park, Miami Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

(3)      Reclassifications:

         Certain prior year amounts in the accompanying statements have been reclassified to conform to the 2002 presentation. This change had no effect on the reporting of net income.

(4)      Earnings Per Share

         The following table sets forth the computation of basic and diluted Earnings Per Share (EPS). Options outstanding of 949,740 were not included in the EPS calculation for the three months and nine months ending June 30, 2002, and 2001, because their effect is anti-dilutive.

                                              Three Months Ended                   Three Months Ended
                                                 June 30, 2002                       June 30, 2001
                                       -------------------------------       --------------------------------
                                                   Weighted      Per                     Weighted       Per
                                                   Average      Share                     Average      share
                                       Income       Shares      Amount        Income      Shares       Amount
                                       --------   ----------    ------       --------   ----------     ------
Basic and Diluted EPS
  Net Earnings (Loss)                  $111,419   25,070,402     $0.00       $253,802   24,070,402     $0.01
                                       ========   ==========     =====       ========   ==========     =====

                                              Nine months Ended                   Nine months Ended
                                               June 30, 2002                       June 30, 2001
                                       -------------------------------   ----------------------------------
                                                   Weighted      Per                     Weighted    Per
                                                   Average      Share                     Average    share
                                        Income      Shares      Amount      (Loss)        Shares     Amount
                                       --------   ----------    ------   -----------    ----------   ------
Basic and Diluted EPS
  Net Earnings (Loss)                  $756,375   24,759,047     $0.03   $(1,085,445)   24,070,402   ($0.05)
                                       ========   ==========     =====   ===========    ==========   ======

(5)      Long-Term Debt

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, as subsequently amended on December 27, 2001 that provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a mortgage on the vessel and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Princesa Partners. In addition, the Company, and Mr. Lien, the Company's majority stockholder, guarantees the Vessel Loan. The Vessel Loan bears interest at 10.625% and calls for monthly payments of $130,258, including interest through January 2004 when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

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

         Financial information in $1,000's with respect to the reportable segments is as follows:

                                                               For Three Months Ended June 30
                                              Casino Princesa             Golden Gates                  Total
                                             2002         2001          2002         2001         2002         2001
                                           -------      -------       -------      -------      -------      -------
Revenues
  Casino                                   $ 3,184      $ 3,046       $ 1,831      $ 1,724      $ 5,015        4,770
  Food and beverage                            484          380            49           29          533          409
  Other                                        442          267            13           23          455          290
                                           -------      -------       -------      -------      -------      -------
    Gross revenues                           4,110        3,693         1,893        1,776        6,003        5,469
  Less promotional allowance                   766          658            46           26          812          684
                                           -------      -------       -------      -------      -------      -------
    Net revenues                             3,344        3,035         1,847        1,750        5,191        4,785
                                           -------      -------       -------      -------      -------      -------

Cost and expenses
  Casino                                     1,424        1,366         1,075        1,074        2,499        2,440
  Food and beverage                            275          248            42           46          317          294
  Selling, general and administrative        1,211        1,114           134          123        1,345        1,237
  Depreciation and amortization                247          205            92           79          339          284
  Interest expense                             177          178             1           12          178          190
                                           -------      -------       -------      -------      -------      -------
    Total costs and expenses                 3,334        3,111         1,344        1,334        4,678        4,445
                                           -------      -------       -------      -------      -------      -------
  Segment profit (loss)                    $    10      $   (76)      $   503      $   416      $   513          340
                                           =======      =======       =======      =======      =======      =======

                                                               For Nine Months Ended June 30
                                             Casino Princesa            Golden Gates                  Total
                                            2002         2001         2002         2001         2002         2001
                                           -------      -------      -------      -------      -------      -------
Revenues
  Casino                                   $ 9,786      $ 8,012      $ 5,571      $ 4,755      $15,357       12,767
  Food and beverage                          1,275        1,149          130           79        1,405        1,228
  Other                                        937        1,285           49           56          986        1,341
                                           -------      -------      -------      -------      -------      -------
    Gross revenues                          11,998       10,446        5,750        4,890       17,748       15,336
  Less promotional allowance                 1,966        2,245          121           76        2,087        2,321
                                           -------      -------      -------      -------      -------      -------
    Net revenues                            10,032        8,201        5,629        4,814       15,661       13,015
                                           -------      -------      -------      -------      -------      -------

Cost and expenses
  Casino                                     4,209        4,007        3,054        2,794        7,263        6,801
  Food and beverage                            775          841          108          140          883          981
  Selling, general and administrative        3,653        3,517          435          396        4,088        3,913
  Depreciation and amortization                708          614          265          238          973          852
  Interest expense                             518          589            2           45          520          634
                                           -------      -------      -------      -------      -------      -------
    Total costs and expenses                 9,863        9,568        3,864        3,613       13,727       13,181
                                           -------      -------      -------      -------      -------      -------
  Segment profit (loss)                    $   169      $(1,367)     $ 1,765      $ 1,201      $ 1,934         (166)
                                           =======      =======      =======      =======      =======      =======

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                              Three Months Ended June 30            Nine Months Ended June 30
                                                                2002               2001               2002               2001
                                                              -------            -------            -------            -------
Segment profit (loss)                                         $   513            $   340            $ 1,934            $  (166)
  Unallocated amounts:
    Income
      Interest income                                               1                  2                  1                 15
      Other                                                        20                301                 68                311
                                                              -------            -------            -------            -------
        Total income items                                         21                303                 69                326
                                                              -------            -------            -------            -------

    Expense
      General and administrative                                  261                168                737                520
      Depreciation and amortization                                16                 15                 49                 46
      Corporate interest                                          146                206                461                679
                                                              -------            -------            -------            -------
        Total expense items                                       423                389              1,247              1,245
                                                              -------            -------            -------            -------

Consolidated net income (loss) before income taxes            $   111            $   254            $   756            $(1,085)
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

         As shown in the accompanying financial statements, the Company has an accumulated deficit since inception of $6,061,422. In addition, the Company has liabilities due within one year of $3,334,911 but only current assets of $2,047,155. Management's plans to address these conditions are discussed in the following paragraphs.

         Management is focusing its efforts on improving the operations of the Casino Princesa. As part of the plan to improve profitability, management has significantly reduced the direct costs of food services and substantially reduced the Casino Princesa's payroll commitments. Also, match play incentives and promotional allowances to customers have been substantially reduced or eliminated. Passenger counts have increased by reducing admission charges. Segment profit from the Casino Princesa was $168,946 compared to a (loss) of ($1,366,714) for the nine months ended June 30, 2002 and 2001 respectively. Segment earnings before interest, income taxes, depreciation and amortization was $1,395,786 compared to a (loss) before interest, income taxes, depreciation and amortization of ($163,665) for the nine months ended June 30, 2002 and 2001 respectively.

         The Company has enjoyed higher customer counts and revenues at the Golden Gates Casino due to increased customer traffic. Segment profit from the Golden Gates Casino was $1,765,251 and $1,198,385 for the nine months ended June 30, 2002 and 2001 respectively. Segment earnings before interest, income taxes, depreciation and amortization was $2,032,118 and $1,481,904 for the nine months ended June 30, 2002 and 2001, respectively.

         There is no assurance that the Company's majority shareholder would have the intent or the ability to fund future cash shortages (if any) to the extent done in fiscal years 2001 and 2000. If management is unable to effectuate its operational plan, and if the Company's majority shareholder is unable to provide additional sources of cash, the Company will be unable to satisfy its debt covenants and may be unable to satisfy its continuing debt obligations, and may have to discontinue its operations.

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

         Statement 142:

               o Eliminates the amortization of goodwill and other intangible that are determined to have an indefinite life.

               o Requires, a minimum, annual impairment test for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these statements, the Company is required to:

               o Re-evaluate goodwill and other intangible assets that arose form business combinations entered into before July 2001. If the recorded intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

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

(9)      Subsequent Events

         On July 31, 2002 the Company completed the acquisition of the Golden Gates Casino. The acquisition included the purchase of the Golden Gates Casino building, land and a unit (consisting of 40 spaces) in the parking garage attached to the Casino. The Company previously leased the Golden Gates Casino under a long-term lease with an unrelated third party. The Company also closed a $7.6 million long-term debt financing, the proceeds of which were used to acquire the Golden Gates Casino, finance the future renovation and expansion thereof and pay certain closing fees. The long-term debt is payable to a bank in monthly installments of $74,268 and is guaranteed by the Company and the Company's majority stockholder. The note evidencing the loan has a variable interest rate between 8% and 12%. The interest rate at July 31, 2002 is 8.25%.

         On July 30, 2002 the Company entered into an Exchange Agreement with BHL Capital Corporation, a privately owned investment company owned by the Company's majority shareholder Bruce Lien, and Bruce Lien. Under the Exchange Agreement, the Company issued BHL Capital 3,500,000 shares of its newly created Series A Preferred Stock in partial exchange for the cancellation of $3,500,000 of indebtedness payable to BHL Capital under a promissory note in the aggregate principal amount of $10,118,127, referred to as the "Old Note." The Series A Preferred Stock has a liquidation preference of $1.00 per share and accrues dividends at 8% per annum on a cumulative basis, when and if declared by the Board of Directors. In conjunction with this exchange, the Old Note was cancelled and reissued in the principal amount of $6,618,127, with a maturity date of July 30, 2004 and an interest rate of 8% for one year. After one year, the interest rate becomes variable at 3% per annum above the prime rate. In connection with the Exchange Agreement, the Company cancelled the existing warrant to purchase 2,000,000 shares of common stock held by Bruce Lien and issued a new warrant to BHL Capital, at a decreased exercise price per share of $0.20 versus $1.00, and an extended maturity date of January 30, 2009 versus January 30, 2004.

(10)     Property Exchange

         On June 11, 2002 the Company exchanged land and land improvements with a cost basis of $1,098,125 for a unit (consisting of 35 spaces) in the parking garage attached to the Golden Gates Casino. The cost basis of the exchanged asset was transferred to the parking garage asset. The Company recognized no gain of loss on this exchange. The parking garage asset will be depreciated over a 30-year life.

(11)     Use Agreement Amendments and Default

         On June 27, 2002 the Company amended the Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida ("the Trust"). The amendment eliminated the Company's past default on certain credit terms of the original Use Agreement and also reduced future increases to the annual rent amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact our operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in our operations. The success of our business operations is in turn dependent on factors such as access to capital, the effectiveness of our marketing strategies to grow our customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions as set forth under "Factors Affecting our Business and Prospects below. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

         Through our wholly owned subsidiary, Concorde Cripple Creek, Inc., we own and operate the Golden Gates Casino, a limited stakes casino in Black Hawk, Colorado. In addition, through wholly owned subsidiaries, Concorde Cruises and Conami, we own 100% of Princesa Partners, which owns the offshore gaming vessel the "Princesa." Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa that operates the Princesa from Bayfront Park, Miami, Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

REVENUES

         Net revenues were $5,190,938 for the three months ended June 30, 2002, compared to $4,785,388 for the three months ended June 30, 2001, an increase of 8.5%.

   Casino Princesa

         Casino Princesa net revenues were $3,343,717 for the three months ended June 30, 2002, compared to net revenues of $3,035,400 for the three months ended June 30, 2001, an increase of 10.2%. This increase was the result of a 16.1% increase in passenger counts from the prior year quarter. The number of cruises increased 2.1% over the same period last year, which resulted in the average number of passengers per cruise to increase to 261 passengers from 230 passengers in the same period last year. Food and beverage revenues were $483,629 for the three months ended June 30, 2002, as compared to $379,969 for the three months ended June 30, 2001, an increase of 27.3%. This increase is due to increased passenger counts.

         Promotional allowance expenses were $765,612 for the three months ended June 30, 2002, compared to $657,823 for the three months ended June 30, 2001, an increase of 16.4%. This increase is due to a similar increase in passenger counts for the period.

   Golden Gates Casino

         Golden Gates Casino net revenues were $1,847,221 for the three months ended June 30, 2002, compared to net revenues of $1,749,988 for the three months ended June 30, 2001, an increase of 5.6%. This increase was primarily due to increased customer traffic.

COSTS AND EXPENSES

         Total costs and expenses were $4,776,048 for the three months ended June 30, 2002, compared to $4,438,123 for the three months ended June 30, 2001, a increase of 7.6%. The increase in costs and expenses were primarily the result of increased passenger counts and increased customer traffic.

   Casino Princesa

         Casino expenses for Casino Princesa were $1,423,765 for the three months ended June 30, 2002, compared to $1,366,308 for the three months ended June 30, 2001, an increase of 4.2%. This increase related to increased player coupons, payroll costs and repairs offset by lower fuel, entertainment and supplies expenses. Food and beverage expenses for Casino Princesa were $274,885 for the three months ended June 30, 2002, compared to $247,538 for the three months ended June 30, 2001, an increase of 10.7%. This increase was primarily due to a similar increase in passenger counts.

         Selling, general, and administrative expenses were $1,210,607 for the three months ended June 30, 2002, compared to $1,113,595 for the three months ended June 30, 2001, an increase of 8.7%. This increase was primarily due to increased promotional and advertising expense offset by lower legal, outside services and postage expenses. Depreciation and amortization were $246,550 for the three months ended June 30, 2002, compared to $204,684 for the three months ended June 30, 2001, an increase of 20.5%. This increase was primarily due to the acquisition of property and equipment in fiscal 2001.

   Golden Gates Casino

         Casino expenses for the Golden Gates Casino were $1,074,942 for the three months ended June 30, 2002, compared to $1,074,043 for the three months ended June 30, 2001, an increase of 0.1%. This increase related to higher player incentives and payroll costs offset by lower repair expenses. Food and beverage expenses were $42,418 for the three months ended June 30, 2002, compared to $45,699 for the three months ended June 30, 2001, a decrease 7.2%. This decrease was primarily due to stronger cost controls. Selling, general and administrative expenses were $133,758 for the three months ended June 30, 2002, compared to $123,204 for the three months ended June 30, 2001, an increase of 8.6%. This increase related to higher parking garage expenses and promotions offset by lower administrative payroll costs. Depreciation and amortization expenses were $91,981 for the three months ended June 30, 2002, compared to $79,398 for the three months ended June 30, 2001, an increase of 15.8%. This increase was primarily due to the acquisition of property and equipment in fiscal 2001.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $146,231 for the three months ended June 30, 2002, compared to $204,795 for the three months ended June 30, 2001. This decrease was due to lower interest rates. Other interest and financing costs decreased to $177,782 for the three months ended June 30, 2002, compared to $191,702 for the three months ended June 30, 2001, as a result of decreased debt and lower interest rates.

         Other income was $20,000 for the three months ended June 30, 2002, compared to $300,917 for the three months ended June 30, 2001. This decrease was primarily a result of the receipt of proceeds from the settlement of the Golden Gates Casino parking facility lawsuit in June 2001.

         There was no income tax expense recorded in the quarter ended June 30, 2002. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. For the quarter ended June 30, 2002 income tax expense of $38,000 was offset by a decrease in the deferred tax asset valuation amount.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001:

REVENUES

         Net revenues were $15,661,132 for the nine months ended June 30, 2002, compared to $13,014,823 for the nine months ended June 30, 2001, an increase of 20.3%.

   Casino Princesa

         Casino Princesa net revenues were $10,032,080 for the nine months ended June 30, 2002, compared to net revenues of $8,201,297 for the nine months ended June 30, 2001, an increase of 22.3%. The increase in net revenues was the result of a 26.0% increase in passenger counts over the prior period. Other revenue decreased 27.1% over the same period a year ago, primarily due to reduced admission prices.

         Promotional allowance expense decreased 12.5% to $1,965,521 from $2,245,367 over the same period a year ago. This decrease is due to lower complimentary admissions and "buy-in" promotions offset by higher complimentary food and beverage expenses.

   Golden Gates Casino

         Golden Gates Casino net revenues were $5,629,052 for the nine months ended June 30, 2002, compared to net revenues of $4,813,526 for the nine months ended June 30, 2001, an increase of 16.9%. The increase was primarily due to increased customer traffic.

         Promotional allowance expense increased $46,066, or 60.8%, from the prior year period primarily due to increased complimentary beverage expense associated with increased customer traffic.

COSTS AND EXPENSES

         Total costs and expenses were $13,992,903 for the nine months ended June 30, 2002, compared to $13,112,283 for the nine months ended June 30, 2001, an increase of 6.7%. The increase in costs and expenses were primarily the result of increased passenger counts and increased customer traffic.

   Casino Princesa

         Casino expenses for the Casino Princesa were $4,208,615 for the nine months ended June 30, 2002, compared to $4,006,542 for the nine months ended June 30, 2001, an increase of 5.0%. The increase in casino expenses is primarily attributable to an increase in player incentive expenses related to higher passenger counts. Also higher repairs and dues expenses were offset by lower fuel and supply expense. Food and beverage expenses for Casino Princesa were $775,265 for the nine months ended June 30, 2002, compared to $841,190 for the nine months ended June 30, 2001, a decrease of 7.8%. This decrease was primarily due to revised marketing strategy and stronger management controls for food supplies. Selling, general and administrative expenses were $3,652,414 for the nine months ended June 30, 2002, compared to $3,517,230 for the nine months ended June 30, 2001. This increase was primarily due to increased advertising expenses. Depreciation and amortization expenses were $708,406 for the nine months ended June 30, 2002, compared to $614,050 for the nine months ended June 30, 2001, an increase of 15.4%. This increase was primarily due to the acquisition of property and equipment in fiscal 2001.

   Golden Gates Casino

         Casino expenses for the Golden Gates Casino were $3,054,296 for the nine months ended June 30, 2002, compared to $2,795,002 for the nine months ended June 30, 2001, an increase of 9.3%. This increase is a result of increased customer traffic that increased variable costs that are based on gaming volume such as rent, gaming taxes and wages offset by lower repair expenses. Food and beverage expenses were $107,912 for the nine months ended June 30, 2002, compared to $140,234 for the nine months ended June 30, 2001, a decrease of 23.0%. The decrease related to stronger management controls in food and beverage area. Selling, general and administrative expenses were $434,726 for the nine months ended June 30, 2002, compared to $396,386 for the nine months ended June 30, 2001, an increase of 9.7%. This increase primarily related to higher parking garage expenses associated with the attached parking garage operations. Depreciation and amortization were $264,944 for the nine months ended June 30, 2002, compared to $238,195 for the nine months ended June 30, 2001, an increase of 11.2%. This increase was primarily due to additional depreciation expenses on property and equipment acquired in fiscal 2001.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $458,001 for the nine months ended June 30, 2002, compared to $676,222 for the nine months ended June 30, 2001. This decrease was due to lower interest rates. Other interest and financing costs decreased to $523,184 for the nine months ended June 30, 2002, compared to $637,451 for the nine months ended June 30, 2001, as a result of decreased debt and lower interest rates.

         Other income was $67,879 for the nine months ended June 30, 2002, compared to $311,071 for the nine months ended June 30, 2001. This decrease in other income was primarily a result of the receipt of proceeds from the settlement of the Golden Gates Casino parking facility lawsuit in June 2001.

         There was no income tax expense or benefit recorded in the nine months ended June 30, 2002 or 2001. We record an income tax benefit using the estimated tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carryback to previous years. For the six months ended June 30, 2002 income tax expense of $258,000 was offset by a decrease in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $1,372,238 at June 30, 2002, compared to $1,787,765 at September 30, 2001, a decrease of $415,527.

         During the nine months ended June 30, 2002, we provided cash flow from operating activities of $1,281,433 compared to $509,491 during the nine months ended June 30, 2001. The increase was primarily the result of improved profitability from operations.

         Investing activities used cash of $1,194,270 during the nine months ended June 30, 2002, compared to $402,967 during the nine months ended June 30, 2001. We used $1,057,773 during the nine months ended June 30, 2002 for the acquisition of property and equipment, compared to $312,873 during the nine months ended June 30, 2001.

         Financing activities used net cash of $502,690 during the nine months ended June 30, 2002, compared to providing cash of $383,394 during the nine months ended June 30, 2001. Principal payments on long-term borrowings from related parties were $240,999 for the nine months ended June 30, 2002, compared to borrowings of $1,105,592 for the nine months ended June 30, 2001. Principal payments on long-term debt from other sources were $734,514 during the nine months ended June 30, 2002, compared to $976,560 during the nine months ended June 30, 2001.

         The vessel loan, with a June 30, 2002 balance of $5,651,231, matures in January 2004.

         Our future aggregate annual maturities of long-term debt after including the $7.6 million of long-term debt to acquire the Golden Gates Casino (see footnote 9) by fiscal year is as follows:

Year ending September 30            Amount
------------------------         -----------
          2003                   $ 1,367,318
          2004                     4,718,225
          2005                       361,010
          2006                       346,980
          2007                       372,568
       After 2007                  5,991,174
                                 -----------
                                 $13,157,275
                                 ===========

         Our annual lease payment under the amended Use Agreement is approximately $565,000 for the year ending September 30, 2003, which amount shall increase by 2% per year for the next four years.

FUTURE OPERATIONS

         Prior to December 31, 2000, our cash flow from the Princesa and the Golden Gates Casino was not sufficient to meet current working capital and debt service requirements. We increased our cash flow by reducing operating expenses and implementing a revised marketing strategy that has decreased our marketing costs and increased our passenger counts. In January 2001 we restructured our fees for the Princesa by charging a reduced admission fee coupled with charging for food and beverages on an as ordered basis, rather than including such services as part of the admission price. This strategy has increased our passenger count for the Princesa and accordingly, our revenues, while reducing promotional allowance expense and food and beverage costs. We believe that such strategies will continue to improve the profitability of the Princesa.

         In the past, we have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to purchase the interests in Casino Princesa and Princesa Partners from Goldcoast and to fund working capital shortages. Mr. Lien has also been required to provide personal guarantees in order for us to obtain financing for the vessel and Golden Gates Casino loans.

         There is no assurance that our majority shareholder of BHL Capital will have the intent or the ability to fund future cash shortages, if any, to extent funded in fiscal years 2000 and 2001. If management is unable to continue to effectuate its operational plan, or if our majority shareholder or BHL Capital is unwilling or unable to provide additional funding, we may not be able to satisfy our continuing debt obligations, and may have to discontinue operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause our actual results of operations in future periods to differ from those currently expected or desired.

         o We have incurred a significant amount of indebtedness, and prior to the fiscal year ended September 30, 2001 our past cash flow from operations have not been sufficient to fund our operations and debt service obligations. We have in the past funded our operations and debt service obligations through borrowings from Mr. Lien or BHL Capital. There is no assurance that our majority shareholder or BHL Capital would have the intent or the ability to fund future cash shortages (if any) to the extent done in fiscal year 2000, and in the first three quarters of fiscal year 2001.

         o Due to our current indebtedness, our ability to obtain additional financing in the future and our flexibility in reacting to changes in the industry and economic conditions generally may be limited.

         o Princesa Partners was previously in default under the vessel loan due to a failure to comply with the debt service covenants contained in the vessel loan agreement up until December 27, 2001. The combination of improved cash flow from the Casino Princesa operations and less stringent debt service covenants in the amended vessel loan agreement eliminated the violation of the amended debt service covenant. We cannot guarantee you, however, that Princesa Partners may not violate the terms of the vessel loan agreements in the future.

         o Our success is partially dependent on our ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If we are unable to anticipate and introduce such new products and amenities, such inability may have an adverse effect on our business.

         o We operate in a very competitive environment, particularly in Colorado. With the opening of the Black Hawk Casino by Hyatt in December 2001; the number of slot machines in Black Hawk has materially increased which could negatively affect our operating results. To date, however, we believe the opening of the Black Hawk Casino by Hyatt has had a positive effect on the Golden Gates Casino by increasing customer traffic in the area.

         o Our gaming operations in Colorado are highly regulated by governmental authorities. We may also be subject to regulation in Florida if the State of Florida decides to regulate the day-cruise industry. If we conduct gaming activities in any jurisdiction, the authorities in that jurisdiction may also subject us to additional regulation. Changes in applicable laws or regulations could have a significant effect on our operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is also involved in routine litigation arising in the ordinary course of the Casino Princesa and Golden Gates Casino's business. These matters are believed by the Company to be covered by insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         As discussed in greater detail in Note 9 of our financial statements, in connection with an Exchange Agreement dated July 30, 2002, we issued to BHL Capital 3,500,000 shares of our newly created Series A Preferred Stock in partial exchange for the cancellation of $3,500,000 of indebtedness payable to BHL Capital under a promissory note in the aggregate principal amount of $10,118,127. The Series A Preferred Stock has a liquidation preference of $1.00 per share and accrues dividends at 8% per annum on a cumulative basis, when and if declared by the Board of Directors. Under the Exchange Agreement we also issued a warrant to BHL Capital to purchase 2,000,000 shares of our common stock at an exercise price of $0.20 per share with a term expiring on January 30, 2009. These transactions were exempt pursuant to the provisions of Section 4(2) and Section 3(a)(9) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Our Annual Meeting of Shareholders was held on May 22, 2002. At the meeting the shareholders voted on the re-election of Jerry L. Baum, Brustuen H. Lien and Deanna B. Lien as directors and the ratification of the appointment of McGladery Pullen LLP as our independent auditors for the fiscal year ending September 30, 2002. The results of the voting are as follows:

         1.       Election of directors:

                                   For             Withheld
                                   ---            ----------
Jerry L. Baum                  18,374,018            102,000
Brustuen H. Lien               18,274,018            202,000
Deanna B. Lien                 18,374,018            102,000
Gary R. Fish                      100,000         18,274,018


         2.       Ratification of Appointment of Independent Auditors:

    For                    Against            Abstain
    ---                    -------            -------
18,476,018                   -0-                -0-

ITEM 5. OTHER INFORMATION

         On July 31, 2002 we completed the acquisition of the Golden Gates Casino. The acquisition included the purchase of the Golden Gates Casino building, land and a unit (consisting of 40 spaces) in the parking garage attached to the Casino. We had previously leased the Golden Gates Casino under a long-term lease with an unrelated third party. We also closed a $7.6 million long-term debt financing, the proceeds of which were used to acquire the Golden Gates Casino, finance the future renovation and expansion thereof and to pay certain closing fees. The long-term debt is payable to a bank in monthly installments of $74,268 and guaranteed by the Company's majority stockholder. The note evidencing the loan has a variable interest rate between 8% and 12%. The interest rate at July 31, 2002 is 8.25%.

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

                                        CONCORDE GAMING CORPORATION


Date: August 14, 2002                   By: /s/ Jerry L. Baum
                                        ----------------------------------------
                                        Jerry L. Baum, Chief Executive Officer


                                        By: /s/ Gary R. Fish
                                        ----------------------------------------
                                        Gary R. Fish, Chief Financial Officer

                                  Exhibit Index

EXHIBIT NO.    DESCRIPTION
-----------    -----------
3.1            Amended and Restated Articles of Incorporation.(1)

3.2            Articles of Amendment to Articles of Incorporation filed on July
               31, 2002.(*)

3.3            Fourth Amended and Restated Bylaws.(2)

4.1            Warrant dated July 30, 2002 to purchase 200,000 shares of Common
               Stock in the name of BHL Capital Corporation.(*)

10.1 Exchange Agreement dated July 30, 2002, by and among the issuer, BHL Capital Corporation and Brustuen H. Lien.(*)

10.2 Promissory Note dated July 30, 2002 in the aggregate principal amount of $6,618,127.68 payable to the order of BHL Capital
               Corporation.(*)

10.3           Loan Agreement dated July 31, 2002 between Concorde Cripple
               Creek, Inc. and First National Bank.(*)

10.4           Promissory Note dated July 31, 2002 payable to the order of First
               National Bank.(*)

10.5 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 31, 29002 by and among Concorde
               Cripple Creek, Inc., the Public Trustee of Gilpin County,
               Colorado and First National Bank, Rapid City, South Dakota.(*)

10.6 Guaranty dated July 31, 2002 by and among First National Bank and the issuer, as guarantor.(*)

10.7 Subordination Agreement dated July 31, 2002, between the issuer and First National Bank, Rapid City, South Dakota.(*)

----------

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