Form 10KSB
period 2002-09-30
CONCORDE GAMING CORP
filed 2003-01-06
CIK 215503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended                                    Commission File No.
September 30, 2002                                                        0-8698

                           CONCORDE GAMING CORPORATION
                           ---------------------------
                 (Name of small business issuer in its charter)

           Colorado                                               84-0716683
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                3290 Lien Street, Rapid City, South Dakota 57702
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent Fiscal year. $23,829,226

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 2002 was $1,295,138. This calculation is based upon the price at which a share of voting stock was last traded ($0.20) on December 20, 2002.

         The number of outstanding shares of the issuer's $.01 par value common stock was 25,070,402 as of December 20, 2002.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Concorde Gaming Corporation was incorporated as a Colorado corporation on September 1, 1976. Through our wholly owned subsidiaries, Concorde Cripple Creek, Inc. and Concorde Blackhawk Corporation, each a Colorado corporation, we operate the Golden Gates Casino, and intend to operate the Golden Gulch Casino, respectively, each a limited stakes casino in Black Hawk, Colorado. In addition, through our wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation, and Conami, Inc., a Florida corporation, we own 100% of Princesa Partners, a Florida general partnership. Princesa Partners owns and operates an offshore gaming vessel, the Princesa, from Bayfront Park, Miami, Florida. Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. On March 31, 2000, Concorde Cruises purchased the remaining 20% interest in Bayfront Ventures, a Florida general partnership, which conducted business under the name Casino Princesa. By operation of law, Bayfront Ventures was dissolved on March 31, 2000 when Concorde Cruises became its sole owner. At such time, Concorde Cruises assumed all of the rights and obligations of Bayfront Ventures and continues to operate the Princesa under the name Casino Princesa. Princesa Partners owns the Princesa and pursuant to a charter agreement dated October 2, 1998, charters the Princesa to Casino Princesa which operates the Princesa. Construction of the Princesa was completed and the Princesa commenced operations in October 1998.

BUSINESS DEVELOPMENTS

         RECENT DEVELOPMENTS.

         Purchase of Jazz Alley Casino Property. In December 2002, Concorde Blackhawk purchased the Jazz Alley Casino property located in Black Hawk, Colorado, for approximately $1.6 million. We believe that the purchase of the Jazz Alley Casino property will enable us to leverage our existing operations at the Golden Gates Casino in Black Hawk and take advantage of operational efficiencies to improve our financial results. Concorde Blackhawk has obtained a gaming license and is in the process of obtaining all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gulch Casino. We plan to operate the casino under the name "Golden Gulch Casino." We currently anticipate commencing gaming operations at the Golden Gulch Casino in January 2003 at which time we expect to have completed all necessary renovations and improvements to the casino property.

         Use Agreement. On June 25, 1997, Casino Princesa entered into a use agreement, referred to as the "Use Agreement," with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida, referred to as the "Trust." The Use Agreement grants Casino Princesa the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term of the Use Agreement, was for a period of five years ending October 1, 2002. We amended the Use Agreement on June 27, 2002. Under the amendment, the term was extended through October 1, 2007 and past payment defaults under the Use Agreement were cured or waived. Casino Princesa also has a right of first refusal to extend an additional five year term following the end of the current term provided the Trust in its sole discretion has determined to permit the continued use of the Trust's docking facilities by a gaming vessel and there has been no event of default under the Use Agreement. During the current term the annual fees increase by four percent (4%) over the previous year and during the additional term the annual fees increase by eight percent (8%) over the previous year. Casino Princesa currently pays the Trust an annual fee of $475,000.

         Financing. Princesa Partners entered into a loan and security agreement with a number of lenders, to obtain permanent financing for the Princesa. Proceeds of the loan were used to pay in full the loan for construction financing with respect to the Princesa, to acquire equipment (including gaming equipment) for the Princesa and for other project costs. The loan is secured by a first preferred ship mortgage dated October 15, 1998. Also, Casino Princesa and Princesa Partners granted to the lenders, pursuant to a security agreement dated as of October 22, 1998, a security interest in all furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners and used in connection with or located on the Princesa. Casino Princesa is currently in default under the loan agreement due to its non-compliance with certain debt service loan covenants. We have received a waiver of the debt service covenants until January 31, 2003.

         GOLDEN GATES CASINO

         Parking Garage Agreement. Concorde Cripple Creek, Elevation E8000+, LLC, referred to as E8000, and KMM Parking L.L.C., a Colorado limited liability company, entered into an agreement dated October 22, 1997 to subject certain property located in Black Hawk, Colorado to a condominium regime. Pursuant to this agreement, the parties contributed parcels of land adjacent or near the Golden Gates Casino for construction of a 450-stall parking garage, which was completed in 2000.

         On June 11, 2002 Concorde Cripple Creek, together with KMM Parking, LLC, Scott Bradley, Seymour Sundell and Terry Grossman, entered into a Condominium Declaration. Under the Condominium Declaration, Concorde Cripple Creek's real property located in Blackhawk, Colorado, property owned by the other parties to the Condominium Declaration and a seven story parking garage located on such property were subjected to a condominium regime. Under the Condominium Declaration, Concorde Cripple Creek owns 1 of 5 units in the condominium, which unit consists of 35 parking spaces, the limited common elements associated with such unit and an undivided interest in the general common elements of the condominium. Pursuant to a lease dated on or about July 21, 1997, as amended on January 1, 1999 between Concorde Cripple Creek and Elevation 8000+, LLC, Concorde Cripple Creek will lease an additional unit in the condominium, consisting of 40 parking spaces, from the successors in interest to Elevation.

         In connection with the Condominium Declaration, the parties entered into a cross easement agreement. Pursuant to the Cross Easement Agreement, among other things, the owners of the condominium units granted the owners of the Golden Gates Casino, located adjacent to the garage and leased to and operated by Concorde Cripple Creek, easements to allow for the remodeling and expansion of the Golden Gates Casino. The parties also entered into an agreement to settle various disputes that arose over the construction of the garage and agreed to payments with respect to expenses incurred in connection with the operation of the garage since its completion in 2000.

         Acquisition of Golden Gates Casino Property. On July 31, 2002, we completed the acquisition of the Golden Gates Casino. The acquisition included the purchase of the Golden Gates Casino building, land and a unit (consisting of 40 spaces) in the parking garage attached to the Casino. We previously leased the Golden Gates Casino under a long-term lease with an unrelated third party. We also closed a $7.6 million long-term debt financing, the proceeds of which were used to acquire the Golden Gates Casino, finance the future renovation and expansion thereof and pay certain closing fees. The long-term debt is payable to a bank in monthly installments of $74,268 and is guaranteed by us and our majority stockholder. The note evidencing the loan has a variable interest rate between 8% and 12%. The interest rate at September 30, 2002 was 8%.

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

         The Golden Gates Casino is located on Main Street in Black Hawk, Colorado directly across from the Richman Street Bridge, which bridge provides access onto Main Street from U.S. Highway 119. The Golden Gates Casino offers 4 blackjack tables and 265 gaming machines on approximately 4300 square feet of gaming floor space and also features a full service liquor bar and furnishes nightly valet parking.

         We plan to open our Golden Gulch Casino in January 2003. It is located on Main Street in Black Hawk next to the Golden Gates Casino. The Golden Gulch Casino plans to start with 115 gaming machines and add machines throughout the year to end up with 200 gaming machines on approximately 4,000 square feet of gaming floor space. We also plan to offer a full service liquor bar and onsite parking.

         The Golden Gates and Golden Gulch Casinos depend primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents for its customer base. Denver, and its surrounding communities, have an approximate population of 2 million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

         Competition

         The primary competition for the Golden Gates Casino is from other casinos operating in Black Hawk and Central City, of which there were approximately 17 as of September 30, 2002, and, secondarily, casinos operating in Cripple Creek of which there were approximately 5 as of September 30, 2002. We believe that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of gaming machines and tables, types and pricing of amenities, name recognition, and overall atmosphere.

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

         While it is difficult to assess the development and timing of competing projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the announced projects will be completed and opened to the public. We believe the opening of new casinos in the area has increased the number of casino patrons and increased revenues over prior years' results.

         On November 4, 1999, Central City property owners approved a business improvement district to seek financing for the construction of a southern access road (commonly referred to as the South Access) to Interstate 70. This road, if constructed, would provide a faster route for gamblers to drive to Central City from I-70. If the South Access is built, it would likely have a negative impact on the Golden Gates Casino. Central City is located adjacent to Black Hawk and currently provides the primary competition to the gaming establishments in Black Hawk, with 5 casinos and approximately 1,595 gaming devices. Black Hawk has historically enjoyed an advantage over Central City in large part because access to Central City by State Highway 119 (currently the only major access to either Black Hawk or Central City from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City.

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

         SEASONAL FLUCTUATION AND INCLEMENT WEATHER

         Because the Golden Gates Casino and the Golden Gulch Casino are located in the Rocky Mountains, sudden and severe winter storms may adversely affect our revenues. Access to Black Hawk, which is located ten miles from Interstate 70, is via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, reducing the number of patrons traveling to Black Hawk and negatively affecting our revenue during these periods. In addition, bad weather can result in a loss of services to the casinos which negatively affects our operations. As a result, the Golden Gates Casino's business tends to be, and the business of the Golden Gulch Casino is excepted to be, seasonal, with the highest level of activity occurring during the summer months.

         DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES

         The operation of our requires qualified managers and skilled employees with gaming industry experience and qualifications necessary to obtain the requisite licenses. We believe that a shortage of skilled labor exists in the gaming industry and that this shortage will make it increasingly difficult and expensive for the Golden Gates Casino and the Golden Gulch Casino to attract and retain qualified employees. Increasing competition in the Black Hawk market for qualified employees may lead to higher costs in order to retain and attract qualified employees. While we believe that each of our Black Hawk casinos will be able to attract and retain qualified employees, there can be no assurance that it will be able to do so. If our Black Hawk casinos are not able to attract and retain qualified employees or if labor costs increase in connection therewith, there could be an adverse impact on our results of operation.

         LEGISLATIVE ISSUES

         Any new federal or state legislation could adversely affect the business of our Black Hawk casinos.

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

         The Gaming Commission requires that we maintain various licenses, findings of suitability, registrations, permits and approvals. The Gaming Commission may, among other things, limit, condition, suspend or revoke a license to operate for any cause deemed reasonable. Substantial fines or forfeiture of assets may be levied against us and the persons involved for violations of Colorado law. In addition, the actions of persons associated with Concorde Cripple Creek and/or Concorde Blackhawk and its management employees, over which they may have little or no control, could jeopardize any licenses held by them in Colorado. The suspension or revocation of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on us.

         To date, Concorde Cripple Creek has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gates Casino. Concorde Blackhawk has obtained a gaming license and is in the process of obtaining all other governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gulch Casino. Gaming licenses and related approvals are deemed to be privileges under Colorado law, however, no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing licenses, permits or approvals will not be revoked or not renewed. The current retail gaming licenses for Golden Gates Casino and the Golden Gulch Casino will expire in July 2003. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that we can successfully renew our licenses in a timely manner or at all.

         Under Colorado law, no person can have an "interest" in more than three gaming retailer/operator licenses. We currently have two licenses. Accordingly, our expansion opportunities in Colorado may be limited.

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

         LIQUOR REGULATION

         The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies. Subject to certain exceptions, all persons who directly or indirectly own 5% or more of Concorde Cripple Creek and Concorde Blackhawk must file applications with and are subject to investigation by the applicable agencies. These agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are subject to renewal, are revocable and are not transferable. These agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action could, and any failure to renew or other revocation of any of our liquor licenses would, have a material adverse effect upon the operations of our Black Hawk casinos.

         TAXATION

         Our Black Hawk casino operations are subject to taxes imposed upon our gaming operators by the Gaming Commission and Black Hawk. Taxes currently levied operations include taxes, payable monthly, on adjusted gross proceeds ("AGP" is defined by Colorado law as amount wagered minus the total amount paid out in prizes) and annual gaming device fees. Such taxes and fees are subject to revision from time to time. The annual tax rates in effect for the past 12 months were, .25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million, 4% from $4.0 million to $5.0 million, 11% from $5.0 million to $10.0 million, 16% from $10.0 million to $15.0 million, and 20% of amounts in excess of $15.0 million of AGP. Under the Colorado Constitution, the Gaming Commission is authorized to increase the gaming tax rate to as much as 40% of AGP.

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

         SEASONAL FLUCTUATIONS AND INCLEMENT WEATHER

         Casino Princesa's revenues are adversely affected by inclement weather, which has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are historically lower immediately before and immediately after inclement weather conditions. During fiscal 2002, Casino Princesa conducted 759 cruises, carried a total of 201,546 passengers and cancelled 19 cruises due to inclement weather and 2 cruises due to maintenance and repair. The cruise to nowhere industry in Florida is also subject to seasonal fluctuations with the highest levels of activities occurring during the months of January through April.

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

EMPLOYEES

         As of December 20, 2002, we and our subsidiaries, employed approximately 245 people, with approximately 220 employed full time. No employee is covered by a collective bargaining agreement. We believe that we have satisfactory employee relations.

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

         Casino Princesa has the right to use dock space in Biscayne Bay with respect to the Princesa from the Trust pursuant to the terms of the Use Agreement. The current term of the Use Agreement will expire October 2007. Casino Princesa also has a right of first refusal to extend the Use Agreement for an additional five years following the end of the current term if the Trust decides to continue the use of the docks for gaming vessels and no event of default has occurred under the Use Agreement

         On July 31, 2002, we completed the acquisition of the Golden Gates Casino property. The acquisition included the purchase of the Golden Gates Casino building, land and a unit (consisting of 40 spaces) in the parking garage attached to the casino. We previously leased the Golden Gates Casino under a long-term lease with an unrelated third party. We also closed a $7.6 million long-term debt financing, the proceeds of which were used to acquire the Golden Gates Casino, $6,400,000, finance the future renovation and expansion thereof, $800,000, and pay certain closing and debt services fees, $400,000. The long-term debt is payable to a bank in monthly installments of $74,268 and is guaranteed by us, our majority stockholder and is secured by a deed of trust on the Golden Gates Casino property. The note evidencing the loan has a variable interest rate between 8% and 12%. The interest rate at September 30, 2002 was 8%. In July 2002, we also exchanged our interest in land and parking lot improvements in the amount of $1,177,085 for a parking garage condominium unit containing 45 parking spots.

         In December 2002, Concorde Blackhawk purchased the Jazz Alley Casino property for approximately $1.6 million, including buildings, improvements and other fixtures, furniture and equipment located on the property. In conjunction with this acquisition, we entered into a loan agreement in the amount of $2,080,000, which amount is guaranteed by us, our majority stockholder and is secured by a deed of trust on the Jazz Alley Casino property. The note evidencing the loan has an interest rate of 10%, with interest payable monthly until the note matures in December 2003. We plan to rename the casino the "Golden Gulch Casino" and commence operations in January 2003.

ITEM 3. LEGAL PROCEEDINGS.

         We are involved in routine litigation arising in the ordinary course of our business, which matters are not believed to be material in nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the quarter ended September 30, 2002.

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

                                                                         High Bid         Low Bid
                                                                         --------         -------
Fiscal Year ended September 30, 2002
   First Quarter                                                           $0.01            $0.01
   Second Quarter                                                          $0.25            $0.03
   Third Quarter                                                           $0.25            $0.10
   Fourth Quarter                                                          $0.40            $0.10

Fiscal Year ended September 30, 2001
   First Quarter                                                           $0.18            $0.06
   Second Quarter                                                          $0.12            $0.01
   Third Quarter                                                           $0.01            $0.01
   Fourth Quarter                                                          $0.10            $0.01

         As of December 30, 2002, there were approximately 145 record holders of our common stock.

DIVIDENDS

         We currently anticipate that we will retain all available funds for use in the operation of the business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the financial statements and notes thereto filed with this report. As used herein, the term "Fiscal 2002 refers to the Fiscal year ending September 30, 2002, and the term "Fiscal 2001" refers to the Fiscal year ending September 30, 2001.

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

  OVERVIEW

         Through our wholly owned subsidiary, Concorde Cripple Creek, we own and operate and Golden Gates Casino, a limited stakes casino in Black Hawk, Colorado. Through our wholly owned subsidiary, Concorde Blackhawk Corporation, in December 2002 we purchased the Jazz Alley Casino property located in Black Hawk, Colorado, for approximately $1.6 million. We believe that the purchase of the Jazz Alley Casino will enable us to leverage our existing operations at the Golden Gates Casino in Black Hawk and take advantage of operational efficiencies to improve our financial results. Concorde Blackhawk has obtained a gaming license and is in the process of obtaining all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Golden Gulch Casino. We plan to operate the casino under the name "Golden Gulch Casino." We currently anticipate commencing gaming operations at the Golden Gulch Casino in January 2003 at which time we expect to have obtained the required gaming license and to have completed all necessary renovations and improvements to the casino property.

         In addition, through our wholly owned subsidiaries, Concorde Cruises and Conami, we own 100% of Princesa Partners, which owns and operates the offshore gaming vessel the "Princesa" from Bayfront Park, Miami, Florida. Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. On March 31, 2000, Concorde Cruises purchased the remaining 20% interest in Bayfront Ventures, a Florida gaming partnership, which conducted business under the name Casino Princesa. By operation of law, Bayfront Ventures was dissolved on March 31, 2000 when Concorde Cruises became its sole owner. At such time, Concorde Cruises assumed all of the rights and obligations of Bayfront Ventures and continues to operate the Princesa under the name Casino Princesa. Princesa Partners owns the Princesa and, pursuant to a charter agreement, charters the Princesa to Casino Princesa which operates the Princesa.

CRITICAL ACCOUNTING POLICIES

         The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Areas in which estimates are and/or may prove more critical are as follows:

         Allowance for Doubtful Accounts. Casino Princesa extends credit to its customers, following an investigation of creditworthiness, on terms that it establishes for each customer, primarily on an unsecured basis. The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. To the extent historical estimates of the allowance for doubtful accounts prove in accurate, our current receivables and could be overvalued. Colorado state law does not allow the granting of credit at the Golden Gates Casino.

                  Property and Equipment. Property and equipment are recorded at cost. Assets are depreciated over their estimated useful lives or amortized over their lease terms using the straight-line or accelerated methods. Estimated useful lives for furniture, gaming equipment, and vehicles are 5 to 7 years, for leasehold improvements the life of the underlying lease, for vessel and improvements 10 to 30 years, and for buildings and improvements 30 to 39 years.

         Long-Lived Assets. We periodically evaluate the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. As of September 30, 2002 management determined that there was no impairment of our long-lived assets.

         Revenue Recognition. We recognize gaming revenues as the net win from gaming operations, which is the difference between gaming wins and losses. Promotional allowances consist primarily of player match betting incentives, food and beverage items, and admission furnished without charge to customers. The retail value of such items is included in the respective revenue classification and is then deducted as promotional allowances.

RESULTS OF OPERATIONS

         Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

REVENUES

         Net revenues were $20,993,752 for Fiscal 2002, compared to $18,663,694 for Fiscal 2001, an increase of 12.5%. The increase was primarily related to significant increases in net revenues at the Golden Gates Casino.

     Casino Princesa

         Casino Princesa net revenues were $13,303,119 for Fiscal 2002, compared to $11,905,699 for Fiscal 2001, an increase of 11.7%. The increase in net revenues of 11.7% was primarily due to increase in cruises, passenger counts, food and beverage revenues and a decrease in promotional allowances. Total passenger count increased 18.7% in Fiscal 2002 over Fiscal 2001 and the number of cruises increased 1.8% in Fiscal 2002 from Fiscal 2001. The increase in cruises was due to the boat being in dry dock for 7 days in Fiscal 2001. Food and beverage revenues were $1,672,247 for Fiscal 2002, as compared to $1,572,999 for Fiscal 2001, an increase of 6.3%.

         Promotional allowance expenses were $2,664,901 for Fiscal 2002, as compared to $2,915,538 for Fiscal 2001, a decrease of 8.6%. The decrease was primarily due to reduced use of "buy-in" promotions on table games and reduced complimentary admissions. Table games promotion expenses were $466,134 for Fiscal 2002 and $597,308 for Fiscal 2001, a decrease of 22.0%. This decrease was primarily due to management continuing their focus on controlling the costs associated with promotions.

     Golden Gates Casino

         Golden Gates Casino net revenues were $7,690,633 for Fiscal 2002, compared to $6,757,990 for Fiscal 2001, an increase of 13.8%. The increase was to due to a 3.5% increase in gaming devices as well as increased customer traffic.

COSTS AND EXPENSES

         Total costs and expenses were $19,033,960 for Fiscal 2002, compared to $18,217,706 for Fiscal 2001, an increase of 4.5%.

     Casino Princesa

         Total operating expenses for Casino Princesa were $13,407,729 for Fiscal 2002, compared to $13,115,305 for Fiscal 2001, an increase of 2.2%. The increase in total operating expenses was primarily related to a $318,234, or 5.9%, increase in casino expenses and $59,468, or 5.4%, decrease in food and beverage expenses. Depreciation and amortization expenses increased $138,029 or 16.6%, primarily due to the acquisition of property and equipment in Fiscal 2002.

     Golden Gates Casino

         Total operating expenses for the Golden Gates Casino were $5,308,778 for Fiscal 2002, compared to $5,137,700 for Fiscal 2001, an increase of $171,078 or 3.3%. This increase was primarily due to increased customer traffic, which increased variable costs that are based on gaming volume, such as rent, gaming taxes, maintenance, and payroll expenses. Food and beverage expenses decreased $40,539, or 21.7%. Selling, general and administrative expenses increased $9,697, or 1.7%, from Fiscal 2002 to Fiscal 2001. Depreciation and amortization expense increased $60,634, or 18.2%, primarily due to the acquisition of property and equipment in Fiscal 2002.

OTHER INCOME AND EXPENSE

         Other income was $70,490 for Fiscal 2002, compared to $321,225 for Fiscal 2001, a decrease of 78.1%. This decrease was primarily the result of the receipt of $375,000 in Fiscal 2001 from the settlement of the Golden Gates parking facility lawsuit.

         Total interest expense was $1,413,452 for Fiscal 2002, compared to $1,757,692 for Fiscal 2001, a decrease of 19.6%. The decrease primarily was due to the reduced prime rate and the exchange of $3,500,000 of related party debt for preferred stock and a warrant. See "Certain Relationships And Related Transactions."

     Federal and State Income Taxes

         We recorded no federal or state income tax benefit for Fiscal 2002 or Fiscal 2001. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. The income tax expense for Fiscal 2002 of $217,047 was primarily offset by our net operating loss carryforward. The income tax benefit for Fiscal 2001 of $338,691 was offset by a valuation allowance. As of September 30, 2002 we had approximately $4,978,000 of loss carry forwards available to offset future income. The realization of these benefits is contingent upon our future profitability.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $1,230,915 at September 30, 2002, compared to $1,787,765 at September 30, 2001, a decrease of 31.1%. The decrease was primarily attributable to the purchase of the Golden Gates Casino real estate.

         OPERATING CASH FLOW. During Fiscal 2002, we had cash flows in operating activities of $1,704,380 compared to $1,725,255 in Fiscal 2001. The primary factor in the change in cash flows from operations was the $1,541,154 increase in net income to $573,466 in Fiscal 2002 from a net loss of $967,688 in Fiscal 2001 that was offset by the increase in the note payable to related party of $870,339 incurred for payment of interest expense in Fiscal 2001 and other increases in current assets in Fiscal 2002.

         INVESTING ACTIVITIES. Cash used in investing activities increased to $8,941,115 in Fiscal 2002, compared to $450,857 in Fiscal 2001, primarily due to the purchases of the Golden Gates property in Fiscal 2002.

         FINANCING ACTIVITIES. Financing activities provided cash of $6,679,885 in Fiscal 2002, compared to a use of cash of $605,406 in Fiscal 2001. Long-term borrowings from related parties were $0 in Fiscal 2002, compared to $1,105,000 in Fiscal 2001 while the principal payments on related party debt increased from $75,000 in Fiscal 2001 to $342,252 in Fiscal 2002. Principal payments on other long term borrowings decreased to $1,022,326 in Fiscal 2002 from $1,570,996 in Fiscal 2001. The decrease in principal payments on other long-term borrowings relates to BNC Bank Note being paid off in Fiscal 2001.

         In October, 1998, Princesa Partners entered into the Vessel Loan, a Loan Agreement and Security Agreement with a group of lenders which provided $8,400,000 in financing for the Princesa, related equipment and working capital. The Vessel Loan is secured by a ship mortgage and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Casino Princesa or Princesa Partners. In addition, Casino Princesa, the Company, Goldcoast and certain individuals, including Mr. Lien, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.375% per annum with interest only payments through January 1999. Monthly payments of $130,258, including interest, commenced February 1999 for sixty consecutive months, with the remaining balance due January 2004. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan is the excess of (i) the combined earnings of Princesa Partners and Casino Princesa before taxes, depreciation and amortization minus the principal and interest paid on the Vessel Loan during the fiscal year, over
(ii) $4,000,000. There were no Excess Revenues in Fiscal 2002 and 2001. The Vessel Loan contains typical covenants with respect to Princesa Partners and Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred and as of September 30, 2002 and 2001 the Company was not in compliance with the debt service covenants. On November 27, 2002, the Company received a waiver of the vessel loan's debt service covenants until January 2003 dependant on the following conditions:

         o No event of default during the suspension period (September 30, 2002 until January 31, 2003),

         o        Planned renovations to the vessel must be completed by March
                  31, 2003,

         o        The interest rate will be 14.5% during the suspension period,

         o $200,000 of the subsidiary's inter-company debt owed to the Parent must be converted to non-redeemable common equity of the subsidiary.

         In July 2002, Concorde Cripple Creek entered into a loan agreement with First National Bank for the purchase of Golden Gates Casino property in Black Hawk, Colorado in the amount of $7,600,000. The allocation of the debt proceeds was as follows: $400,000 restricted cash reserved for debt service, $800,000 restricted cash for property improvements, and $6,400,000 for the purchase of the real estate.

         RELATED PARTY FINANCING. We have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital in order to obtain the necessary capital to purchase the interests in Casino Princesa and Princesa Partners from Goldcoast and to fund working capital shortages. In addition, Mr. Lien has been required to provide personal guarantees in order for the Company to obtain financing, including the Vessel Loan. See "Certain Relations And Related Transactions".

         During fiscal year ended September 30, 2002, we designated 3,500,000 shares of preferred stock as Series A Preferred shares, with a par value of $1 per share. Holders of Series A Preferred shares are entitled to receive cumulative dividends at a rate of 8% per annum. See "Certain Relations And Related Transactions".

Future Operations

         We have significantly improved our cash flow during Fiscal 2002. We attained a $1,541,154 increase in net income to $573,466 in Fiscal 2002 from a net loss of $967,688 in Fiscal 2001. The segment results for the Casino Princesa improved from a loss of $1,209,000 in Fiscal 2001 to a loss of $105,000 in Fiscal 2002. We intend to continue this growth trend at the Casino Princesa by upgrading and purchasing new slot machines and redirecting our marketing and promotions strategy from the table games to the slot machine player. We believe this strategy will increase the profitability of the Princesa as expenses associated with slot machines are significantly lower than table games.

         Segment results from Golden Gates improved to a profit of $2,381,000 in Fiscal 2002, from a profit of $1,620,000 in Fiscal 2001. We are currently engaging in a renovation of the Golden Gates Casino, which is expected to increase the number of slot machines by 30%. In addition we expect to open the Golden Gulch Casino in January. With the two casinos in Black Hawk, we plan to take advantage of operational efficiencies to improve financial results.

         Following is a schedule of our required future payments (excluding dividends on preferred stock) under our contractual obligations, including debt related to the purchase of the Jazz Alley Casino property:

                                                                             Payments Due by Period
                                                 -----------------------------------------------------------------------------
        Contractual                                  Less than          One to three         Four to Five       Five years
        Obligations                Total             one year              years                years         and thereafter
--------------------------   -----------------   -----------------   -----------------   -----------------   -----------------
Jazz Alley Casino property
  and other long-term debt   $      15,402,538   $       3,032,314   $       5,563,312   $       1,341,399   $       5,465,513
Notes Payable to Related
  Party                              6,556,020                  --           6,556,020                  --                  --
Operating leases                     3,285,911             698,195           1,303,028           1,284,688                  --

Total Contractual Cash
  Obligations                $      25,194,469   $       3,730,509   $      13,422,360   $       2,626,087   $       5,465,513

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

o Princesa Partners was in default of the vessel loan due to a failure to comply with the debt service covenants contained in the vessel loan agreements at September 30, 2002. The vessel loan agreement requires a balloon payment of approximately $4,000,000 in January 2004. There is no guarantee that Princesa Partners may not violate the terms of the vessel loan agreements in the future.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information is set forth below regarding each of our directors and executive officers, including the name and age of each executive officer, his or her principal occupation and business experience during the last five years and the date each first became an executive officer.

                                                             Principal Occupation or Employment
Name                              Age                            During the Past Five Years
----                              ---                        ----------------------------------
Brustuen "Bruce" H. Lien          75     Chairman of the Board of Directors since August  1990. Mr. Lien previously served as our Chief Executive Officer and President. Mr. Lien
                                         is also a principal and director of BHL Capital Corporation, a private investment company, and a director of Pete Lien & Sons, Inc., a private company that is a regional leader in the construction materials industry in the upper Midwest.

Jerry L. Baum                     53     Chief Executive Officer since March 1997, President since June 1995,
                                         Chief Operating Officer since April 1995 and director since November
                                         1995. From October 1, 1993 to February 1995, Mr. Baum served as
                                         Project Director of the 4 Bears Casino. Mr. Baum was Manager of
                                         Operations from March through October 1993 at the Royal River Casino, an Indian casino owned by the Flandreau Santee Sioux Tribe.
                                         Previously, Mr. Baum was Director of Criminal Investigation for the
                                         State of South Dakota from February 1987 to 1991.

Deanna B. Lien                    59     Secretary since March 28, 2000 and a director since August 1990. Ms. Lien previously served as our Vice President and Treasurer.

         At each annual meeting of shareholders, each director is elected to hold office until the next succeeding annual meeting or until their successor is duly elected and qualified. Two of the directors, Brustuen "Bruce" H. Lien and Deanna B. Lien are husband and wife. None of our other directors or officers bears any family relationship to any other director or officer. Each of our executive officers is elected for a term of one year and serves until a successor is elected and qualified.

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

         Based on our review of the copies of the Section 16(a) forms we have received, or written representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

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

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL                          LONG-TERM
                                                         COMPENSATION                  COMPENSATION AWARDS

                                                                                      Securities Underlying
            Name and                                                                     Options/SARs (#)
       Principal Position            Year          Salary ($)        Bonus ($)              Options (#)
       ------------------            ----          ----------        ---------        ---------------------
   Jerry L. Baum                     2002            120,000            -0-                    -0-
   President and Chief               2001            120,000            -0-                    -0-
   Executive Officer                 2000            120,000            -0-                    -0-

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

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                        Value of Unexercised
                                           Number of Securities Underlying             In-the-Money Options
                                          Unexercised Options at FY-End (#)              at FY-End ($)(1)
                 Name                         Exercisable/Unexercisable             Exercisable/Unexercisable
                 ----                     ---------------------------------         -------------------------
             Jerry L. Baum                          829,740/ 20,000                            $0/$0

-----------------

(1)  Based on the bid price of the Common Stock on September 30, 2002.

COMPENSATION OF DIRECTORS

         The Company does not compensate its directors for their services as directors or pursuant to any other arrangements. The Company reimburses its directors for expenses incurred related to their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of common stock as of the record date, by (1) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) our Chief Executive Officer and each of the named executive officers, and (4) all directors and executive officers as a group.

                                                                    Shares
                       Name                                 Beneficially Owned(1)              Percent of Class
                       ----                                 ---------------------              ----------------
Brustuen "Bruce" H. Lien......................                 18,482,500(2)(4)                     68.3%
3290 Lien Street
Rapid City, SD  57702

Deanna B. Lien(2).............................                 18,482,500(3)(4)                     68.3%
3290 Lien Street
Rapid City, SD  57702

University of Wyoming Foundation..............                  1,800,000                            7.2%
P. O. Box 3963
Laramie, WY 82071

Jerry L. Baum.................................                    941,948(5)                         3.6%
3290 Lien Street
Rapid City, SD  57702

All executive officers and directors as a
group (3 persons).............................                 20,430,848(4)(5)                     73.2%

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

(5) This number includes 829,740 shares of common stock that may be acquired pursuant to currently exercisable stock options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about shares of our common stock that we may issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of September 30, 2002.

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                      Number of securities to        Weighted-average         EQUITY COMPENSATION
                                      be issued upon exercise       exercise price of           PLANS (EXCLUDING
                                      of outstanding options,      outstanding options,     SECURITIES REFLECTED IN
                                        warrants and rights        warrants and rights             COLUMN (a))
               PLAN CATEGORY                    (a)                        (b)                         (c)
               -------------          -----------------------      --------------------     -----------------------
        Equity compensation plans              849,740                    $0.27                      2,840,000
        approved by the security
        holders(1)

        Equity compensation plans
        not approved by security             2,000,000                    $0.20                            -0-
        holders(2)

        Total                                2,849,740                    $0.22                      2,840,000

(1) Represents options and shares issuable under our 1992 Performance Stock Option Plan and our 2000 Employee Stock Purchase Plan.

(2) In connection the exchange agreement, we cancelled the existing warrant to purchase 2,000,000 shares of common stock held by Bruce Lien and issued a new warrant to BHL Capital, at a decreased exercise price per share of $0.20 versus $1.00, and an extended maturity date of January 30, 2009 versus January 30, 2004. See "Certain Relationships and Related Transactions" below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On July 30, 2002 we entered into an exchange agreement with BHL Capital Corporation, a privately owned investment company owned by our majority shareholder Bruce Lien. Under the exchange agreement, we issued BHL Capital 3,500,000 shares of our newly created Series A Preferred Stock in partial exchange for the cancellation of $3,500,000 of indebtedness payable to BHL Capital under a promissory note in the aggregate principal amount of $10,118,127, referred to as the "Old Note." The Series A Preferred Stock has a liquidation preference of $1.00 per share and accrues dividends at 8% per annum on a cumulative basis, when and if declared by our board of directors. In conjunction with this exchange, the Old Note was cancelled and reissued in the principal amount of $6,618,127, with a maturity date of July 30, 2004 and an interest rate of 8% for one year. After one year, the interest rate becomes variable at 3% per annum above the prime rate. In connection with the exchange agreement, we cancelled the existing warrant to purchase 2,000,000 shares of common stock held by Bruce Lien and issued a new warrant to BHL Capital, at a decreased exercise price per share of $0.20 versus $1.00, and an extended maturity date of January 30, 2009 versus January 30, 2004.

         Mr. Lien has personally guaranteed the following company debt:

(1) Note payable to a bank in the amount of $5,409,124 at September 30, 2002.

(2) Note payable to a bank in the amount of $7,581,149 at September 30, 2002.

(3) Note payable to banks in the amount of $2,080,000 related to the purchase of the Jazz Alley Casino property in December 2002.

         We lease approximately 4,500 square feet of office space located in Rapid City, South Dakota from BHL Capital pursuant to a month-to-month lease. The monthly lease payment, including real estate taxes and utilities, is $2,697.

         During fiscal years 2001 and 2000, Mr. Lien and BHL Capital loaned us money under various promissory notes. The amounts loaned varied from month to month and carried various interest rates. Effective October 1, 2000, our various promissory notes with BHL Capital were aggregated into two promissory notes in the aggregate principal amounts of $8,498,465.02 and $1,105,000, respectively. The interest rate payable on these notes was decreased to the prime rate plus 0.75%. Subsequent to September 30, 2001 these promissory notes were aggregated into one promissory note with a principal balance of $10,398,272, which amount included accrued by unpaid interest under the previous notes, that matures November 1, 2002. The interest rate payable on this note is the prime rate plus 1%.

         We have entered into an indemnification agreement with Mr. Lien under which we agreed to indemnify Mr. Lien from all losses, claims, damages and expenses relating to any guarantees and/or pledges of collateral made by Mr. Lien on our behalf.

         In connection with Gary R. Fish's agreement to become our Chief Financial Officer, on December 24, 2001 Mr. Fish purchased 1,000,000 shares of our common stock for an aggregate purchase price of $50,000 or $.05 per share. The price per share represented the fair market value of our common stock on the date of purchase as determined by our board of directors. In connection with a letter agreement dated November 28, 2001, we agreed to pay Mr. Fish a base salary of $60,000 per year, which amount was increased to $75,000 per year after completion of a 180 day probationary period. Mr. Fish resigned as our Chief Financial Officer in late November 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Reference is made to the Exhibit Index attached hereto and incorporated herein by reference.

(b)      Reports on Form 8-K:

         No current reports on Form 8-K were filed during the quarter ending September 30, 2002.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                        Page
Independent Auditors' Report.................................................................................F-2
Consolidated Balance Sheets at September 30, 2002 and 2001...................................................F-3
Consolidated Statements of Operations for the Years Ended
     September 30, 2002 and 2001.............................................................................F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years Ended September 30, 2002 and 2001.................................................................F-6
Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2002 and 2001.............................................................................F-7
Notes to Consolidated Financial Statements...................................................................F-8

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
CONCORDE GAMING CORPORATION
Rapid City, South Dakota


We have audited the accompanying consolidated balance sheets of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen, LLP


Rapid City, South Dakota
November 19, 2002, except for Notes 4 and 14 as to which the date is November 27, 2002.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001

ASSETS                                                                 2002            2001
------                                                             ------------    ------------
Current assets
      Cash and cash equivalents                                    $  1,230,915    $  1,787,765
      Restricted Cash (note 9)                                          400,000              --
      Trade receivables - net of allowance for doubtful accounts
                     $154,288 in 2002 and $265,975 in 2001              168,823         120,473
      Inventory                                                          47,933          71,021
      Prepaid expenses
           Dock lease                                                   179,875          11,250
           Other                                                        233,541         101,556
                                                                   ------------    ------------
                TOTAL CURRENT ASSETS                                  2,261,087       2,092,065
                                                                   ------------    ------------

Other assets
      Other                                                             151,373         148,274
                                                                   ------------    ------------
Property and equipment
      Land                                                            2,103,668       1,097,080
      Parking lots                                                    2,560,027              --
      Vessel and improvements                                         9,772,658       9,482,339
      Gaming equipment, fixtures and furniture                        4,863,945       4,488,176
      Vehicles                                                          169,185          51,265
      Buildings and improvements                                      3,226,042              --
      Leasehold improvements                                            251,292         309,574
      Restricted Cash (note 9)                                          633,891              --
                                                                   ------------    ------------
                                                                     23,580,708      15,428,434
      Less accumulated depreciation and amortization                 (4,040,470)     (2,893,710)
                                                                   ------------    ------------
                                                                     19,540,238      12,534,724
                                                                   ------------    ------------

Intangibles
      Dock rights, net                                                  177,520         213,016
      Deferred financing costs, net                                     502,779         192,156
      Goodwill, net                                                   1,091,111       1,116,072
                                                                   ------------    ------------
                                                                      1,771,410       1,521,244
                                                                   ------------    ------------

                                                                   $ 23,724,108    $ 16,296,307
                                                                   ============    ============

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                       2002            2001
------------------------------------                                   ------------    ------------
Current liabilities
       Notes payable - bank (note 2)                                   $    546,210    $    179,796
       Current maturities of long-term debt                               1,386,529         973,346
       Accounts payable                                                     421,517         675,596
       Accrued expenses
             Payroll and payroll taxes                                      445,811         238,335
             Accrued interest                                               145,779         130,210
             Other                                                          930,997         895,013
       Dividends payable                                                     23,667              --
                                                                       ------------    ------------
                   Total current liabilities                              3,900,510       3,092,296
                                                                       ------------    ------------


Long-term debt, less current maturities (note 4)                         11,821,629       5,483,256
                                                                       ------------    ------------

Notes payable to related party (note 3)                                   6,556,020      10,398,272
                                                                       ------------    ------------


Commitments and contingencies (note 11)


Stockholders' equity (deficit)
       Preferred stock,  par value $1.00 per share, authorized
             issued and outstanding 3,500,000 shares net of discount      3,425,000              --
       Common stock, par value $.01 per share, issued and
             outstanding 2002 - 25,070,402; 2001 - 24,070,402               250,704         240,704
       Additional paid-in capital (note 5)                                4,014,576       3,899,576
       Accumulated deficit                                               (6,244,331)     (6,817,797)
                                                                       ------------    ------------
                                                                          1,445,949      (2,677,517)
                                                                       ------------    ------------

                                                                       $ 23,724,108    $ 16,296,307
                                                                       ============    ============

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2002 and 2001

                                                           2002            2001
                                                      ------------    ------------
Revenues
      Casino                                          $ 20,543,636    $ 18,343,921
      Food and beverage                                  1,855,529       1,679,441
      Other                                              1,430,061       1,656,594
                                                      ------------    ------------
                  Gross revenues                        23,829,226      21,679,956
      Less promotional allowance                         2,835,474       3,016,262
                                                      ------------    ------------
                  Net revenues                          20,993,752      18,663,694
                                                      ------------    ------------

Costs and expenses
      Casino                                             9,757,964       9,203,389
      Food and beverage                                  1,185,054       1,285,061
      Selling, general and administrative                6,653,189       6,449,194
      Depreciation and amortization                      1,429,938       1,227,831
      Loss on sale of equipment                              7,815          52,231
                                                      ------------    ------------
                                                        19,033,960      18,217,706
                                                      ------------    ------------

      Income from operations                             1,959,792         445,988
                                                      ------------    ------------
Other income (expense)
      Interest income                                        3,303          22,641
      Other income                                          70,490         321,375
      Interest expense and financing costs:
          Related party                                   (595,301)       (884,057)
          Other                                           (818,151)       (873,635)
                                                      ------------    ------------
                                                        (1,339,659)     (1,413,676)
                                                      ------------    ------------

                  Income (loss) before income taxes        620,133        (967,688)

Income taxes                                                    --              --
                                                      ------------    ------------
                  Net income (loss)                   $    620,133    $   (967,688)
                                                      ============    ============

                  Preferred stock dividends                 46,667              --
                                                      ------------    ------------

                  Net income (loss) available for
                        common stockholders           $    573,466    $   (967,688)
                                                      ============    ============

Basic and diluted income (loss) per share             $       0.02    $      (0.04)
                                                      ============    ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                          Additional
                                              Preferred       Common        paid-in       Accumulated
                                                stock          stock        capital         deficit          Total
                                             -----------    -----------   -----------     -----------     -----------
Balance September 30, 2000                   $        --    $   240,704   $ 3,899,576     $(5,850,109)    $(1,709,829)

       Net (loss)                                     --             --            --        (967,688)       (967,688)
                                             -----------    -----------   -----------     -----------     -----------

Balance September 30, 2001                            --        240,704     3,899,576      (6,817,797)     (2,677,517)
       Issuance of 1,000,000 shares of
              common stock                            --         10,000        40,000              --          50,000
       Issuance of 3,500,000 shares of
              preferred stock, net of
              $75,000 discount                 3,425,000             --            --              --       3,425,000
       Issuance of warrant                            --             --        75,000              --          75,000
       Net income                                     --             --            --         620,133         620,133
       Preferred stock dividends                      --             --            --         (46,667)        (46,667)
                                             -----------    -----------   -----------     -----------     -----------

BALANCE SEPTEMBER 30, 2002                   $ 3,425,000    $   250,704   $ 4,014,576     $(6,244,331)    $ 1,445,949
                                             ===========    ===========   ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

                       CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                   2002             2001
                                                                                               -----------      -----------
Cash flow provided by  operating activities:
    Net income (loss)                                                                          $   620,133      $  (967,688)
    Adjustments to reconcile net income (loss) to net cash
        flows provided by operating activities:
        Note payable to related party incurred for payment of interest expense                          --          870,399
        Depreciation and amortization                                                            1,429,938        1,227,831
        Loss on disposal of property and equipment                                                   7,815           52,231
        Provision for doubtful accounts                                                           (111,687)         124,612
        Change in assets and liabilities:
            Decrease  in trade receivables                                                          63,337           24,791
            (Increase) decrease in prepaid expenses and inventory                                 (277,522)         359,610
            Increase (decrease) in accounts payable and accrued expenses                           (27,634)          33,469
                                                                                               -----------      -----------
               Net cash provided by operating activities                                         1,704,380        1,725,255
                                                                                               -----------      -----------

Cash flows (used in) investing activities:
        Purchase of property and equipment                                                      (7,382,443)        (405,103)
        Purchase of intangibles                                                                   (527,129)         (82,667)
        Proceeds from sale of property and equipment                                                 5,447           15,695
        (Increase) in restricted cash                                                           (1,033,891)              --
        (Increase) decrease in other assets                                                         (3,099)          21,218
                                                                                               -----------      -----------
                   Net cash (used in) investing activities                                      (8,941,115)        (450,857)
                                                                                               -----------      -----------

Cash flows (used in) financing activities:
        Net change in short-term borrowings - other                                                366,414          (64,410)
        Proceeds from long term borrowings - related parties                                            --        1,105,000
        Proceeds from long term borrowings - other                                               7,651,049               --
        Principal payments on long-term borrowings - related parties                              (342,252)         (75,000)
        Principal payments on long-term borrowings - other                                      (1,022,326)      (1,570,996)
        Proceeds from sale of common stock                                                          50,000               --
        Preferred dividends paid                                                                   (23,000)
                                                                                               -----------      -----------
                   Net cash provided by (used in) financing activities                           6,679,885         (605,406)
                                                                                               -----------      -----------

                   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (556,850)         668,992
                   Cash and cash equivalents:
                   Beginning                                                                     1,787,765        1,118,773
                                                                                               -----------      -----------

                   Ending                                                                      $ 1,230,915      $ 1,787,765
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

Principles of Consolidation:

The consolidated financial statements include the accounts of Concorde Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Significant wholly-owned subsidiaries at September 30, 2002 include Concorde Cripple Creek, Inc. ("Concorde Cripple Creek"), Concorde Cruises, Inc., Conami Inc. and Bayfront Valet.

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

Property and Equipment:

Property and equipment are recorded at cost. Assets are depreciated over their estimated useful lives or amortized over their lease terms using the straight-line or accelerated methods. Estimated useful lives for furniture, gaming equipment, and vehicles are 5 to 7 years, for leasehold improvements the life of the underlying lease, for vessel and improvements 10 to 30 years, and for buildings and improvements 30 to 39 years.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Long-Lived Assets:

The Company periodically evaluates the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. As of September 30, 2002 management determined that there was no impairment of the Company's long-lived assets.

Intangible Assets:

Intangible assets, primarily goodwill and dock rights (excess of purchase price over net assets acquired) are amortized over estimated useful lives of 5 to 15 years using the straight-line method.

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

Advertising Costs:

The Company follows the policy of charging the costs of advertising to expense as incurred. Included in selling, general and administrative expenses are $1,574,856 and $1,268,081 of advertising expense for the years ended
September 30, 2002 and 2001 respectively.

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

Earnings (Loss) Per Share:

The Company follows the provisions of SFAS No. 128, Earnings per Share that requires the reporting of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings
(loss) for the period by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share. The provisions of SFAS No. 128 have been applied to all periods presented in the accompanying financial statements. In Fiscal 2002 and 2001 basic net income (loss) per share was the same as diluted income (loss) per share.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                        YEAR ENDED SEPTEMBER 30, 2002                        YEAR ENDED SEPTEMBER 30, 2001
                                  INCOME              SHARES         INCOME            (LOSS)            SHARES           (LOSS)
                                (NUMERATOR)        (DENOMINATOR)    PER SHARE        (NUMERATOR)      (DENOMINATOR)      PER SHARE
                                -----------        ------------     ---------        -----------      -------------      ---------
 Basic and Diluted EPS
     Net income (loss)           $ 573,466          25,070,402        $ 0.02         $ (967,688)        24,070,402        $ (0.04)
                                 =========          ==========        ======         ==========         ==========        =======

For Fiscal 2002 and 2001 options and warrants outstanding (notes 5 and 7) are not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

NOTE 2. NOTES PAYABLE TO BANK

The Company has outstanding borrowings of $546,210 and $179,796 under a $650,000 revolving bank line of credit at September 30, 2002 and 2001 respectively. The line, which matures on January 1, 2004, requires monthly interest payments that accrue at the prime rate plus 1.375% to 2.75%, and decreases in availability at the rate of $20,000 per month beginning in March 2003. The loan is secured by substantially all assets of the Casino Princesa and is personally guaranteed by the majority shareholder. The loan contains restrictive covenants that are substantially the same as those for the Vessel loan.

NOTE 3.  NOTES PAYABLE TO RELATED PARTY

Notes payable to related party consist of:

                                                                                       2002               2001
                                                                                ----------------   ----------------
Unsecured note payable to a company controlled by the Company's majority stockholder with interest of 8% to July 31, 2003
    and then interest at the prime rate plus 3.0% for the balance
    of the term of the note that is due July 31, 2004                           $      6,556,020   $     10,398,272
                                                                                ================   ================

NOTE 4. LONG-TERM DEBT

Long-term debt consists of:

                                                                                    2002              2001
                                                                                ------------      ------------
10.625% note payable to a bank (Vessel Loan), monthly installments of           $  5,409,124      $  6,341,623
    $130,258 including interest, due January 2004, secured by first preferred ship mortgage, guaranteed by majority stockholder (A)
Notes payable to a bank, monthly installments of $74,267 including interest at a prime rate plus 3.0%, due August 2009, secured by a mortgage on land
    and building, and guaranteed by majority stockholder                           7,581,149                --
Other notes, due in various monthly installments to March 2006, at various
    rates from 6.5% to 15.5%, secured in part by property and equipment              217,885           114,979
                                                                                ------------      ------------
                                                                                  13,208,158         6,456,602
Less current maturities                                                           (1,386,529)         (973,346)
                                                                                ------------      ------------
                                                                                $ 11,821,629      $  5,483,256
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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

$4,000,000. There was no Excess Revenue in Fiscal 2002 and 2001. The Vessel Loan contains typical covenants with respect to the Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred. As of September 30, 2002, the Company was in violation of the debt service covenant. On November 27, 2002, the Company received a waiver of the vessel loan's debt service covenants until January 2003. The company believes it is probable that it will be in compliance with the debt service requirements commencing with the quarter ending March 31, 2003; therefore, only the scheduled principal payments for the year ending September 30, 2003 are included in current maturities at September 30, 2003.

The future aggregate annual maturities of long-term debt at September 30, 2002 are as follows:

Fiscal year ending:
2003                                                   $      1,386,529
2004                                                          4,687,003
2005                                                            327,714
2006                                                            312,370
2007                                                          6,494,542
                                                       ----------------
                                                       $     13,208,158
                                                       ================

NOTE 5. PREFERRED STOCK AND WARRANTS TRANSACTION

During fiscal year ended September 30, 2002, the Company's Board of Directors designated 3,500,000 shares of preferred stock as Series A Preferred shares, with a par value of $1 per share. Holders of Series A Preferred shares are entitled to receive cumulative dividends at a rate of 8% per annum.

On July 30, 2002, the Company entered into an exchange agreement with a company controlled by the Company's majority stockholder (the related party). Per the agreement, the related party agreed to exchange an existing loan payable by the Company, in the amount of $10,118,128, for the following: 1) a promissory note payable by the Company in the amount of $6,618,128, (2) 3.5 million shares of the Company's Series A Preferred Stock, and, (3) a warrant to purchase 2 million shares of the Company's common stock at an exercise price of twenty cents ($.20) per share through January 30, 2009. The fair market value of the warrant to purchase 2 million shares was estimated using the Black-Scholes pricing model. Also, per the agreement, the Company cancelled the existing warrant granted to the Company's majority stockholder to purchase 2 million shares of the Company's common stock a $1.00 per share through January 2004.

6. INCOME TAXES

The income tax provision (benefit) for the years ended September 30, 2002 and 2001 is as follows:

                                                          2002           2001
                                                         -----          -----
Current, Federal and State                               $  --          $  --
Deferred                                                    --             --
                                                         -----          -----
                                                         $  --          $  --
                                                         =====          =====

The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory tax rate of 35 % to pretax income (loss) due to the following:

                                                        2002           2001
                                                     ---------      ---------
Computed "expected" tax expense (benefit)            $ 217,047      $(338,691)
Valuation allowance                                         --        185,000
Tax benefit from net operating loss carryforward      (200,000)             0
Other                                                  (17,047)       153,691
                                                     ---------      ---------
                                                     $      --      $      --
                                                     =========      =========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Net deferred tax asset (liabilities) are as follows:

                                                    2002             2001
                                                 -----------      -----------
Deferred tax assets:
   Intangibles                                   $   302,000      $   458,000
   Net operating loss                              1,802,000        1,874,000
   Accrued interest                                  840,000          646,000
   Allowance for doubtful accounts and other         118,000          169,000
                                                 -----------      -----------
                                                   3,062,000        3,147,000
   Valuation allowance                            (2,297,000)      (2,492,000)
                                                 -----------      -----------
   Deferred tax liabilities                          765,000          655,000
   Property and equipment                           (765,000)        (655,000)
                                                 -----------      -----------
          Net                                    $        --      $        --
                                                 ===========      ===========

During the year ended September 30, 2002 the Company reduced the valuation allowance by $195,000 as a result of utilizing a net operating loss carryforward. During the year ended September 2001, the Company increased the valuation allowance by $185,000 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Net operating loss carryforwards available for federal income tax purposes of approximately $4,978,000 as of September 30, 2002 will expire in the year ending September 30, 2014.


NOTE 7. STOCK OPTION PLAN

The Company has reserved 1,689,700 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the "Plan"). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 2002, 849,740 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.15 to $0.42 per share and vest ratably over a five-year period. Options for the purchase of 829,740 shares were vested at September 30, 2002. Options for the purchase of 300,000 shares, issued in years ended September 30, 1995 through 2000, were cancelled during the year ended September 30, 2002.

Summarized information for all options is as follows for the years ended September 30:

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                           2002                           2001
                                ---------------------------     ---------------------------
                                                 WEIGHTED                        WEIGHTED
                                                 AVERAGE                          AVERAGE
                                                 EXERCISE                        EXERCISE
Outstanding                       OPTIONS         PRICE           OPTIONS          PRICE
                                -----------     -----------     -----------     -----------
Beginning of year                 1,149,740     $      0.27       1,149,740     $      0.27
Granted                                  --              --              --     $        --
Exercised                                --              --              --     $        --
Cancelled                           300,000     $      0.27              --     $        --
                                -----------                     -----------
End of year                         849,740     $      0.27       1,149,740     $      0.27
                                ===========                     ===========

Exercisable at end of year          829,740     $      0.27       1,101,740     $      0.27
                                ===========                     ===========

Options available for grant         840,000                         840,000
                                ===========                     ===========

The following table summarizes information about the options outstanding at September 30, 1997:

      Range of                                            Remaining        Average                     Average
      Exercise                              Number       Contractual      Exercise         Number      Exercise
      Prices                             Outstanding        Life            Price       Exercisable     Price
      --------                           -----------     -----------      --------      -----------    --------
  $ 0.15 - $ 0.25                          490,000           4.7           $ 0.18         490,000       $ 0.18
  $ 0.40 - $ 0.42                          359,740           3.4           $ 0.40         339,740       $ 0.40
                                          --------                                       --------
                                           849,740           4.1           $ 0.27         829,740       $ 0.27
                                          ========                                       ========

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

                                                           2002            2001
                                                       -----------     -----------
Net income (loss) - as reported                        $   620,133     $  (967,688)
Net income (loss) - pro forma                          $   618,773     $  (980,120)
Basic and diluted earnings per share - as reported     $      0.02     $     (0.04)
Basic and diluted earnings per share - pro forma       $      0.02     $     (0.04)

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

No options were granted in Fiscal 2002 and 2001.

NOTE 8. RELATED PARTY TRANSACTIONS

Rent expense to a company controlled by the Company's majority stockholder totaled $32,372 and $32,072 for 2002 and 2001, respectively, for an office space lease that is leased month-to-month.

Interest expense and related financing costs on notes payable to the majority stockholder and a company controlled by the majority stockholder was $595,301 and $884,057 for the Fiscal 2002 and 2001, respectively.

NOTE 9. ASSET ACQUISITIONS

In September 2002, the Company purchased the Golden Gates Casino real estate. Debt was incurred in the amount of $7,600,000 for the purchase. Per the debt agreement, allocation of the debt proceeds was as follows: $400,000 restricted cash reserved for debt service, $800,000 restricted cash for property improvements, and $6,400,000 for purchase of the real estate.

In July 2002, the Company exchanged its interest in land and parking lot improvements in the amount of $1,177,085 for a parking garage condominium unit containing 45 parking spots. No gain or loss was recognized on the transaction.

The Company incurred a note payable for $60,000 for the purchase of the remaining 20% interest in Bayfront Valet.

NOTE 10. CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Use Agreement:

The Company has a Use Agreement ("Use Agreement") with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida (the "Trust"). The Use Agreement grants the Company the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The initial term of the Use Agreement expired on August 31, 2002 and the Company extended the agreement for one additional five-year term ("Extension Term"), expiring September 30, 2007.

The Company has a right of first refusal to extend the Extension Term, if exercised, for one additional five year term provided the Trust, in its sole discretion, has determined to permit the continued use of its docking facilities by a gaming vessel and there has been no event of default under the Use Agreement. Fees owing under the lease agreement are approximately $475,000 per year.

The Company has several noncancelable operating leases, primarily for dock and casino property, that expire over the next five years. These leases generally contain renewal options for periods ranging one to ten years and require the Company to pay all executory costs such as maintenance and insurance. The

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Company also leases gaming equipment on a month-to-month basis. Rental expense for operating leases during the years ended September 30, 2002 and 2001 was $1,624,442 and $1,585,777 respectively.

The future aggregate minimum lease payments as of September 30, 2002 are as follows:

Fiscal year ending:
   2003                       $   698,195
   2004                           656,889
   2005                           646,139
   2006                           647,388
   2007                           637,300
                              -----------
                              $ 3,285,911
                              ===========

Retirement Plan:

The Company has a defined contribution 401(k) profit sharing plan covering substantially all eligible employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $35,609 and 34,418 during the years ended September 30, 2002 and 2001, respectively.

2000 Employee Stock Purchase Plan:

In Fiscal 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") under which certain employees who meet minimum employment criteria are eligible to participate. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the fair market value of the stock. Annual purchases are limited to $10,000 per employee. The Purchase Plan, which has not been implemented as of September 30, 2002, will expire in 2011 unless terminated earlier by the Purchase Plan administrator. The total number of shares reserved for purchase under the Purchase Plan is 2,000,000 shares.

Litigation:

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

         Management estimates that the notes payable - bank and long-term debt approximates fair value as it generally includes variable interest rates and/or because of the short-term nature of the notes payable.

It was not practicable to estimate the fair value of the note payable to a company controlled by the Company's majority stockholder.

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

Financial information in $1,000's with respect to the reportable segments is as follows:

                                     CASINO PRINCESA         GOLDEN GATES             TOTAL
                                    2002        2001        2002       2001       2002       2001
                                  --------    --------    --------   --------   --------   --------
Revenues
  Casino                          $ 12,922    $ 11,665    $  7,621   $  6,679   $ 20,543   $ 18,344
  Food and beverage                  1,672       1,573         183        106      1,855      1,679
  Other income                       1,374       1,583          57         74      1,431      1,657
                                  --------    --------    --------   --------   --------   --------
   Gross revenues                   15,968      14,821       7,861      6,859     23,829     21,680
  Less:
  Promotional allowances             2,665       2,916         171        101      2,836      3,017
                                  --------    --------    --------   --------   --------   --------
   Net revenues                     13,303      11,905       7,690      6,758     20,993     18,663
                                  --------    --------    --------   --------   --------   --------

Costs and expenses

  Casino                             5,708       5,389       4,050      3,928      9,758      9,317
  Food and beverage                  1,039       1,098         146        187      1,185      1,285
  Selling, general
   and administrative                4,990       4,961         597        587      5,587      5,548
  Depreciation/amortization            970         832         394        333      1,364      1,165
  Loss on sale of equipment             --          --           8         52          8         52
  Interest expense                     701         835         113         51        814        886
                                  --------    --------    --------   --------   --------   --------
   Total costs and expenses         13,408      13,115       5,308      5,138     18,716     18,253
                                  --------    --------    --------   --------   --------   --------

Segment profit (loss)             $   (105)   $ (1,210)   $  2,382      1,619   $  2,277   $    410
                                  ========    ========    ========   ========   ========   ========
Segment assets                    $ 11,435    $ 12,002    $ 11,623   $  3,758   $ 23,058   $ 15,760
                                  ========    ========    ========   ========   ========   ========
Expenditures for segment assets   $    550    $    234    $  6,885   $    370   $  7,435   $    604
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

                                                       2002       2001
                                                     --------   --------
PROFIT

Total profit (loss) of reportable segments           $  2,277   $    410
                                                     --------   --------
  Unallocated amounts:
    Income
         Interest income                                    3         23
         Other                                             71        321
                                                     --------   --------
             Total income items                            74        344
                                                     --------   --------
    Expense
         General and administrative                     1,066        787
         Depreciation and amortization                     66         63
         Corporate interest                               599        872
         Other                                             --         --
                                                     --------   --------
             Total expense items                        1,731      1,722
                                                     --------   --------

Consolidated net income (loss) before income taxes   $    620   $   (968)
                                                     ========   ========
ASSETS

Assets of reportable segments                        $ 23,143   $ 15,760
Unallocated intangibles                                   178        213
Corporate cash and other                                  115         39
Corporate property and equipment                          288        284
                                                     --------   --------
  Consolidated assets                                $ 23,724   $ 16,296
                                                     ========   ========

NOTE 14. SUBSEQUENT EVENTS

On November 6 and 22, 2002, the Company entered into agreements to purchase certain real property, including buildings and improvements, and the sellers' interests in fixtures, furniture and equipment located on or about the real property, located in Black Hawk, Colorado. The total purchase price was $1,575,000. In conjunction with this acquisition, the Company has secured a letter of commitment from a bank for financing in an amount up to $2,080,000.

Princesa Partners was in default of the vessel loan due to a failure to comply with the debt service covenant up to November 27, 2002. On November 27, 2002, the Company received a waiver regarding the vessel loan's debt service covenants (See Note 4).

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 15. SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for:                                                        2002         2001
                                                                       ----------   ----------
         Interest                                                      $  892,027   $  822,722
Supplemental Schedule of Non-cash Investing and Financing Activities
         Accounts payable incurred for purchase of equipment               32,584      159,397
         Long-term debt incurred for purchase of equipment                122,833       48,039
         Accrued expenses incurred for purchase of intangibles                 --      130,291
         Debt exchanged for preferred stock and warrants (note 5)       3,500,000           --
         Property exchange (note 9)                                     1,177,085           --

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

The Company is in the process of completing its assessment of the effects of these new pronouncements on its financial statements and believes that the impact will not be significant. The standards generally are required to be implemented by the Company in its financial statements for the year ending September 30, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONCORDE GAMING CORPORATION

January 2, 2003                            By  /s/ JERRY L. BAUM
                                              ----------------------------------
                                              Jerry L. Baum, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ BRUSTUEN H. LIEN                Chairman of the Board              January 2, 2003
------------------------------      of Directors
Brustuen "Bruce" H. Lien

/s/ JERRY L. BAUM                   President, Chief Executive         January 2, 2003
------------------------------      Officer, Interim Chief
Jerry L. Baum                       Financial Officer and Director

/s/ DEANNA B. LIEN
------------------------------      Director                           January 2, 2003
Deanna B. Lien

/s/ THOMAS GOODRICH
------------------------------      Controller                         January 2, 2003
Thomas Goodrich

                                 CERTIFICATIONS

I, Jerry L. Baum, President, Chief Executive Officer and interim Chief Financial Officer of Concorde Gaming Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Concorde Gaming Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 2, 2003

                            /s/ JERRY L. BAUM
                            ----------------------------------------------------
                            Jerry L. Baum
                            President, Chief Executive Officer and interim Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
-----------          -----------
3.1                  Amended and Restated Articles of Incorporation.(1)

3.2 Articles of Amendment to Articles of Incorporation filed on July 31, 2002(9)

3.3                  Fourth Amended and Restated Bylaws.(8)

4.1                  Warrant dated July 30, 2002 to Purchase 200,000 shares of
                     Common Stock in the name of BHL Capital Corporation.(9)

10.1                 1992 Performance Stock Option Plan.(2)

10.2                 2000 Employee Stock Purchase Agreement.(3)

10.3                 Indemnification Agreement between the Company and Bruce H.
                     Lien.(1)

10.4                 Lease between Elevation 8000+ and Concorde Cripple Creek,
                     Inc. dated July 21, 1997.(3)

10.5                 Use Agreement dated June 25, 1997, by and between Casino
                     Princesa and Bayfront Park Management Trust.(4)

10.6                 Third Amendment to Use Agreement dated June 27, 2002(+)

10.6A Loan Agreement between Princesa Partners and the lenders named therein dated October 22, 1995.(5)

10.7                 Servicing and Intercreditor Agreement between Princesa
                     Partners, The National City Bank of Evansville, as servicer, and the lenders set forth therein dated as of October 22, 1998.(5)

10.8                 Security Agreement between Princesa Partners, Casino
                     Princesa and the lenders named therein dated as of October
                     22, 1998.(5)

10.9                 Guaranty, Subordination Agreement, Security Agreement and
                     Indemnity by Casino Princesa for the benefit of the lenders named therein, dated as of October 22, 1998.(5)

10.10 First Preferred Ship Mortgage by Princesa Partners in favor of The National City Bank of Evansville, individually and as agent for certain lenders, dated as of October 15, 1998.(5)

10.11 Guaranty by the Company for the benefit of the lenders named therein dated as of October 22, 1998.(5)

10.12                First Amendment to Lease between Concorde Cripple Creek and
                     Elevation 8000+ LLC, dated as of January 1, 1999.(6)

10.13 Promissory Note in the amount of $10,398,272 to the order of BHL Capital Corporation dated October 1, 2001.(8)

10.14                Sublease between the Company and KMM Parking L.L.C. dated
                     December 30, 1998.(6)

EXHIBIT NO.          DESCRIPTION
-----------          -----------
10.15                Exchange Agreement dated July 30, 2002, by and among the
                     issuer, BHL Capital Corporation and Brustuen H. Lien.(10)

10.16 Promissory Note dated July 30, 2002 in the aggregate principal amount of $6,618,127.68 payable to the order of BHL Capital Corporation.(10)

10.17                Loan Agreement dated July 31, 2002 between Concorde Cripple
                     Creek, Inc. and First National Bank.(10)

10.18 Promissory Note dated July 31, 2002 payable to the order of First National Bank.(10)

10.19                Deed of Trust, Assignment of Leases and Rents, Security
                     Agreement and Fixture Filing dated July 31, 29002 by and among Concorde Cripple Creek, Inc., the Public Trustee of
                     Gilpin County, Colorado and First National Bank, Rapid
                     City, South Dakota.(10)

10.20                Guaranty dated July 31, 2002 by and among First National
                     Bank and the Company, as guarantor.(10)

10.21 Agreement by and among Princesa Partners and each of the lenders named therein, dated December 1, 2001, as subsequently amended.(9)

10.22                First Amendment to Loan Agreement by and among Princesa
                     Partners and the lenders named therein, dated December 1, 2001, as subsequently amended.(9)

10.23                First Amendment to Guaranty, Subordination Agreement,
                     Security Agreement and Indemnity by and among Concorde
                     Cruises, Inc. as successor in interest to Bayfront
                     Ventures, and each of the lenders named therein, dated
                     December 1, 2001, as subsequently amended.(9)

10.24 First Amendment to Servicing and Intercreditor Agreement, by and among Integra Bank, as successor in interest to The
                     National City Bank of Evansville, Princesa Partners and each of the lenders named therein, dated December 1, 2001(9)

10.25 Amendment to Loan Agreement by and among Integra Bank N.A., as successor in interest to The National City Bank of Evansville, and Concorde Cruises, Inc., as successor in interest to Bayfront Ventures, dated December 18, 2001(9)

10.26                Subordination Agreement dated July 31, 2002, between the
                     Company and First National Bank, Rapid City, South
                     Dakota.(9)

10.27 Guaranty dated June 27, 2002 between the Company, as guarantor, and Bayfront Park Management Trust, guaranteeing the obligations of Concorde Cruises Inc.(+)

10.28                Loan Agreement dated December 4, 2002 between Concorde
                     Blackhawk Corporation and First National Bank.(+)

10.29                Deed of Trust, Assignment of Leases and Rents, and Fixture
                     Filing dated December 4, 2002 by and among Concorde
                     Blackhawk Corporation, the Public Trustee of Gilpin County,
                     Colorado and First National Bank, Rapid City, South
                     Dakota.(+)

EXHIBIT NO.          DESCRIPTION
-----------          -----------
10.30                Promissory Note dated December 4, 2002 in the principal
                     amount of $2,080,000 payable to the order of First National
                     Bank.(+)

21                   Subsidiaries of the Registrant.(+)

23                   Consent of Independent Auditors'.(+)

99                   Certification of Chief Executive Officer and Chief
                     Financial Officer.(+)

23

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

(8) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended
     September 30, 2001 (File No. 0-8698) and incorporated herein by this reference

(9) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (File No. 0-8698) and incorporated herein by this reference.

(10) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (File No. 0-8698) and incorporated herein by this reference.