Form 10QSB
period 2002-12-31
CONCORDE GAMING CORP
filed 2003-02-14
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, February 6, 2003 there were 25,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


PART 1 - FINANCIAL INFORMATION

                                                                                      Page No.
                                                                                      --------
Item 1. Financial Statements

         Consolidated Balance Sheet at December 31, 2002 (unaudited)                         1

         Consolidated Statements of Operations for                                           3
           Three Months Ended December 31, 2002 and 2001 (unaudited)

         Consolidate Statements of Stockholders' Equity (Deficit) for
           Three Months Ended December 31, 2002 (unaudited)                                  4

         Consolidated Statements of Cash Flows for                                           5
           Three Months Ended December 31, 2002 and 2001 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                              6


Item 2. Management's Discussion and Analysis or Plan                                        10
             of Operations

Item 3.  Controls and Procedures                                                            15

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                    15

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)

ASSETS
Current assets
     Cash and cash equivalents                                                  $ 1,188,594
     Restricted cash                                                                404,126
     Trade receivables - net of allowance for doubtful accounts of $162,844          93,627
     Inventory                                                                       52,764
     Prepaid expenses
           Dock lease                                                               133,969
           Other                                                                    341,571
                                                                                -----------
                    Total current assets                                          2,214,651
                                                                                -----------


Other assets                                                                        127,972
                                                                                -----------

Property and equipment
     Land                                                                         2,654,831
     Parking lots                                                                 2,560,027
     Vessel and improvements                                                      9,820,241
     Gaming equipment, fixtures and furniture                                     4,886,637
     Vehicles                                                                       169,185
     Buildings and improvements                                                   4,900,584
     Restricted cash                                                                878,846
                                                                                -----------
                                                                                 25,870,351
     Less accumulated depreciation and amortization                               4,375,610
                                                                                -----------
                                                                                 21,494,741
                                                                                -----------

Intangibles and other
     Dock rights, net                                                               276,590
     Deferred financing costs, net                                                  465,828
     Goodwill, net                                                                  977,486
                                                                                -----------
                                                                                  1,719,904
                                                                                -----------

                                                                                $25,557,268
                                                                                ===========

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable - bank                                           $    641,674
     Current maturities of long-term debt                              5,621,624
     Accounts payable                                                    478,782
     Accrued expenses
        Payroll and payroll taxes                                        455,912
        Accrued interest                                                 160,539
        Other                                                            872,643
     Dividends payable                                                    93,667
                                                                    ------------
              Total current liabilities                                8,324,841
                                                                    ------------


Long-term debt, less current maturities                                9,458,023
                                                                    ------------


Note payable to related party                                          6,492,848
                                                                    ------------


Stockholders' equity (deficit)
     Preferred stock, par value $1.00 per share, authorized
        issued and outstanding 3,500,000 shares net of discount        3,425,000
     Common stock,  par value $.01 per share, issued and
        outstanding 2002 - 25,070,402; 2001 - 25,070,402                 250,704
     Additional paid-in capital                                        4,014,576
     Accumulated deficit                                              (6,408,723)
                                                                    ------------
     Total shareholders' equity                                     $  1,281,557
                                                                    ------------

     Total liabilities and shareholders' equity                     $ 25,557,269
                                                                    ============

      See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                         2002             2001
                                                                     -----------      -----------
Revenues
     Casino                                                          $ 4,615,087      $ 4,873,470
     Food and beverage                                                   266,752          354,360
     Other                                                               302,115          224,834
                                                                     -----------      -----------
              Gross revenues                                           5,183,954        5,452,664
     Less: promotional allowance                                         535,129          536,977
                                                                     -----------      -----------
              Net revenues                                             4,648,825        4,915,687
                                                                     -----------      -----------

Costs and expenses:
     Casino                                                            2,369,167        2,334,594
     Food and beverage                                                   232,939          260,925
     Selling, general and administrative                               1,253,280        1,500,921
     Depreciation and amortization                                       386,646          328,333
                                                                     -----------      -----------
                                                                       4,242,032        4,424,773
                                                                     -----------      -----------

              Income from operations                                     406,793          490,914
                                                                     -----------      -----------

Other income (expense):
     Interest income                                                       5,557              630
     Other income                                                          2,176           15,377
     Interest expense and financing costs:
        Related parties                                                 (131,620)        (165,912)
        Other                                                           (377,298)        (171,185)
                                                                     -----------      -----------
                                                                        (501,185)        (321,090)
                                                                     -----------      -----------

              Income (loss) before income taxes                          (94,392)         169,824

Income taxes                                                                  --               --
                                                                     -----------      -----------
              Net income (loss)                                      $   (94,392)     $   169,824
                                                                     ===========      ===========

              Preferred stock dividends                                   70,000               --
                                                                     -----------      -----------

              Net income (loss) available to common stockholders     $  (164,392)     $   169,824
                                                                     ===========      ===========

Basic and diluted income (loss) per share                            $     (0.01)     $      0.01
                                                                     ===========      ===========

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 2002
                                   (Unaudited)

                                                                    Additional
                                    Preferred         Common          paid-in       Accumulated
                                      stock            stock          capital         deficit          Total
                                    -----------     -----------     -----------     -----------      -----------
Balance September 30, 2002          $ 3,425,000     $   250,704     $ 4,014,576     $(6,244,331)     $ 1,445,949

      Net loss                               --              --              --         (94,392)         (94,392)
      Preferred stock dividends              --              --              --         (70,000)         (70,000)
                                    -----------     -----------     -----------     -----------      -----------

Balance December 31, 2002           $ 3,425,000     $   250,704     $ 4,014,576     $(6,408,723)     $ 1,281,557
                                    ===========     ===========     ===========     ===========      ===========

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                                     2002              2001
                                                                                  -----------      -----------
Cash flows from operating activities:
      Net Income (loss)                                                            $   (94,392)     $   169,824
      Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
              Depreciation and amortization                                            386,646          328,332
              Provision for doubtful accounts                                            8,556            8,755
              Change in assets and liabilities:
                  Decrease in trade receivables                                         66,640           39,265
                  (Increase) in prepaid expenses and inventory                         (66,955)        (150,248)
                  Increase (decrease) in accounts payable and accrued expenses          23,772         (408,071)
                                                                                   -----------      -----------
                           Net cash provided by (used in) operating activities         324,267          (12,143)
                                                                                   -----------      -----------

Cash flows from investing activities:
      Purchase of property and equipment                                            (2,044,688)        (184,583)
      Purchase of intangibles                                                               --           (2,804)
      (Increase) in restricted cash                                                   (249,081)              --
      Increase (decrease) in other assets                                               23,401           (9,800)
                                                                                   -----------      -----------
                           Net cash (used in) investing activities                  (2,270,368)        (197,187)
                                                                                   -----------      -----------
Cash flows from financing activities:
      Net change in short-term borrowings, other                                        95,464          114,353
      Proceeds from long-term borrowings - other                                     2,080,000               --
      Principal payments on long-term borrowings, related parties                      (63,172)         (59,087)
      Principal payments on long-term borrowings, other                               (208,512)        (240,060)
      Proceeds from sale of stock                                                           --           50,000
                                                                                   -----------      -----------
                           Net cash provided by (used in) financing activities       1,903,780         (134,794)
                                                                                   -----------      -----------

                           Net (decrease) in cash and cash equivalents                 (42,321)        (344,124)
Cash and cash equivalents:
Beginning                                                                            1,230,915        1,787,765
                                                                                   -----------      -----------

Ending                                                                             $ 1,188,594      $ 1,443,641
                                                                                   ===========      ===========

Supplemental Disclosures of Cash Flow Information
      Cash payments for interest                                                   $   494,158      $   409,250

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2002 included in the Company's 2002 Annual Report on Form 10-KSB.

(2)      Description of Business and Consolidated Entities:

         Concorde Gaming Corporation ("the Company"), through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and through a wholly owned subsidiary, Concorde Black Hawk, Inc., a Colorado corporation ("Concorde Black Hawk"), owns and operates the Golden Gulch Casino ("Golden Gulch Casino"), a limited stakes casino in Black Hawk, Colorado. In addition, the Company, through its wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns and operates an offshore gaming vessel (the "Princesa"). Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa, which operates the Princesa from Bayfront Park, Miami Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

(3)      Earnings Per Share:

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"). Options outstanding were not included in the EPS calculation for the three months ending December 31, 2002, and 2001, because their effect is anti-dilutive.

                                    Three Months Ended                       Three Months Ended
                                     December 31, 2002                        December 31, 2001
                          -------------------------------------     -----------------------------------
                                           Weighted       Per                       Weighted      Per
                                            Average      Share                      Average       share
                           Income           Shares       Amount       Income         Shares      Amount
                          ----------      ----------     ------     ----------     ----------    ------
Basic and Diluted EPS
 Net Earnings (Loss)      $ (164,392)     25,070,402     $(0.01)    $  169,824     24,146,489     $0.01
                          ==========      ==========     ======     ==========     ==========     =====

(4)      Long-Term Debt

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement (the "Loan Agreement") with a group of lenders, as subsequently amended on December 27, 2001 that provided $8,400,000 in financing (the "Vessel Loan") for the Princesa, related equipment and working capital. The Vessel Loan is secured by a mortgage on the vessel and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Princesa Partners. In addition, the Company and Mr. Lien, the Company's majority stockholder, guarantee the Vessel Loan. The Vessel Loan bears interest at 10.625% and calls for monthly payments of $130,258, including interest through January 2004 when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) the Casino Princesa's income from operations before taxes, depreciation and amortization minus principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred. As of September 30, 2002, the Company was in violation of the debt service covenant. On November 27, 2002, the Company received a waiver of the vessel loan's debt service covenants until January 2003. On January 31, 2003 the Company was not in compliance with the loan covenants. Accordingly, the debt has been included in current maturities of long term debt. The Company believes it is probable that it will be in compliance with the debt service requirements commencing with the quarter ending March 31, 2003.

(5)      Segment Information

         The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different technology and marketing strategies.

         There are two reportable segments: our Miami operation and our Black Hawk operations. The Miami operation consists of an offshore gaming vessel that sails out of Miami, Florida under the name Princesa. The Black Hawk operations consist of two limited stakes casinos in Black Hawk, Colorado called the Golden Gates Casino and the Golden Gulch Casino.

         The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-KSB. The interest expense of each segment is specifically identifiable to debt directly incurred to acquire each segment's respective assets. No intercompany allocations or intersegment sales and transfers have been made.

         Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

         Financial information (in 000's) with respect to the reportable segments is as follows:

                                                                   For Three Months Ended December 31
                                                Miami Operations          Black Hawk Operations               Total
                                             ----------------------       ---------------------
                                               2002           2001          2002          2001          2002          2001
                                             -------        -------       -------       -------       -------       -------
Revenues
   Casino                                    $ 2,733        $ 3,073       $ 1,882       $ 1,800       $ 4,615       $ 4,873
   Food and beverage                             218            319            49            36           267           355
   Other                                         286            205            16            20           302           225
                                             -------        -------       -------       -------       -------       -------
      Gross revenues                           3,237          3,597         1,947         1,856         5,184         5,453
   Less promotional allowance                    489            504            46            33           535           537
                                             -------        -------       -------       -------       -------       -------
      Net revenues                             2,748          3,093         1,901         1,823         4,649         4,916
                                             -------        -------       -------       -------       -------       -------

Cost and expenses
   Casino                                      1,442          1,334           928         1,001         2,370         2,335
   Food and beverage                             197            230            36            30           233           260
   Selling, general and administrative           873          1,101           149           176         1,022         1,277
   Depreciation and amortization                 235            227           134            85           369           312
   Interest expense                              195            170           182             1           377           171
                                             -------        -------       -------       -------       -------       -------
      Total costs and expenses                 2,942          3,062         1,429         1,293         4,371         4,355
                                             -------        -------       -------       -------       -------       -------
   Segment profit (loss)                     $  (194)       $    31       $   472       $   530       $   278       $   561
                                             =======        =======       =======       =======       =======       =======

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in 000's).

                                                                     Three Months Ended December 31
                                                                     2002                         2001
                                                                    -----                        -----
Segment profit (loss)                                               $ 278                        $ 561
    Unallocated amounts:
      Income
        Interest income                                                 6                            1
        Other                                                           3                           15
                                                                    -----                        -----
          Total income items                                            9                           16
                                                                    -----                        -----

      Expense
        General and administrative                                    231                          224
        Depreciation and amortization                                  18                           16
        Corporate interest                                            132                          167
                                                                    -----                        -----
          Total expense items                                         381                          407
                                                                    -----                        -----

Consolidated net income (loss) before income taxes                  $ (94)                       $ 170
                                                                    =====                        =====

(6)      Adoption of Statement of Financial Accounting Standards No. 141 and
         142:

         We adopted Statement of Accounting Standards ("SFAS") No. 141, "Business Combinations," effective October 1, 2002. SFAS No. 141 principally eliminated the pooling method for accounting for business combinations, and requires that intangible assets that meet certain criteria be reported separately from goodwill.

         We also adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets," effective October 1, 2002. SFAS No. 142 provides new guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires annual assessments for impairment of intangible assets that are not subject to amortization. Accordingly, effective October 1, 2002, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives.

         In accordance with SFAS No. 142, the Company is in the process of step one of the impairment test on each reporting unit for which it has recorded goodwill. The Company contracted a third-party valuation firm to complete the analysis, which will be completed prior to March 31, 2003. The fair value of each operating unit will be determined as a function of, or a market multiple of, earnings before interest, taxes, depreciation and amortization ("EBITDA"), as a common measure used to value and buy or sell cash intensive businesses such as casinos. Company management does not believe the impairment, if any, as result of the implementation of SFAS No. 142 will be significant.

         For the three months ending December 31, 2001, the Company recorded goodwill amortization of $24,366 and $10,281 for its Miami operating unit and Black Hawk operating unit, respectively.

(7)      Property Purchase:

         On November 6 and 22, 2002, the Company entered into agreements to purchase the Jazz Alley Casino property, including buildings and improvements, and the sellers' interests in fixtures, furniture and equipment located on or about the real property, located in Black Hawk, Colorado. The total purchase price was $1,575,000. In conjunction with this acquisition, the Company has incurred debt of $2,080,000.

(8)      Subsequent Events:

         On January 29, 2003, after two months of remodeling, the Company opened the Jazz Alley Casino property under the name Golden Gulch Casino. The Golden Gulch Casino opened with 125 gaming devices, with plans of expanding to 240 gaming devices by year end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact the Company's operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in the Company's operations. The success of our business operations is in turn dependent on factors such as access to capital, the effectiveness of our marketing strategies to grow its customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions as set forth under "Factors Affecting our Business and Prospects" below. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

         Through our wholly owned subsidiary, Concorde Cripple Creek, Inc., we own and operate the Golden Gates Casino, a limited stakes casino in Black Hawk, Colorado. Through our wholly owned subsidiary, Concorde Black Hawk, Inc., we own and operate the Golden Gulch Casino ("Golden Gulch Casino"), a limited stakes casino in Black Hawk, Colorado. In addition, through wholly owned subsidiaries, Concorde Cruises, Inc. and Conami, Inc., we own 100% of Princesa Partners, which owns the offshore gaming vessel the "Princesa". Pursuant to a charter agreement, Princesa Partners charters the Princesa to Casino Princesa that operates the Princesa from Bayfront Park, Miami, Florida. Concorde Cruises operates the Princesa under the name Casino Princesa.

         We have two reportable segments, our Miami operation and our Black Hawk operations, that offer similar products and services at separate geographical locations. These segments are managed separately because each business requires different technology and marketing strategies. Our Miami operation consists of the operation of the Princesa, while our Black Hawk operations consist of the Golden Gates Casino and the Golden Gulch Casino.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001:

REVENUES

         Net revenues were $4,648,825 for the three months ended December 31, 2002, compared to $4,915,687 for the three months ended December 31, 2001, a decrease of 5.4%.

   Miami Operations

         Net revenues from our Miami operation were $2,747,993 for the three months ended December 31, 2002, compared to $3,093,419 for the three months ended December 31, 2001, a decrease of 11.2%. This decrease was primarily the result of decreased casino revenues of $340,516 over the prior year quarter and increased complementary admissions of $33,301 over the prior year quarter. Food and beverage revenues were $217,835 for the three months ended December 31, 2002, compared to $318,779 for the three months ended December 31, 2001, a decrease of 31.7%. The decrease was due to a reduction in complimentary meals and drinks. Other revenues, consisting primarily of cruise admission and valet parking revenues, were $286,545 for the three months ended December 31, 2002, compared to $205,028 for the three months ended December 31, 2001, an increase of 34.4%. The increase was primarily the result of increased complimentary admissions.

         Promotional allowance expenses were $489,293 for the three months ended December 31, 2002, compared to $503,810 for the three months ended December 31, 2001, a decrease of 2.9%. This decrease was the result of a 38.7% increase in complimentary admissions offset by a 26.6% decrease in complimentary meals and drinks.

   Black Hawk Operations

         Net revenues from our Black Hawk operations were $1,900,832 for the three months ended December 31, 2002, compared to $1,822,266 for the three months ended December 31, 2001, an increase of 4.3%. This increase was primarily due to increased customer traffic.

COSTS AND EXPENSES

         Total costs and expenses were $4,242,032 for the three months ended December 31, 2002, compared to $4,424,773 for the three months ended December 31, 2001, a decrease of 4.1%.

   Miami Operations

         Casino expenses for our Miami operation were $1,441,507 for the three months ended December 31, 2002, compared to $1,333,821 for the three months ended December 31, 2001, an increase of 8.1%. This increase was related to an increase in payroll, repairs and maintenance, and supplies. Food and beverage expenses were $197,006 for the three months ended December 31, 2002, compared to $230,471 for the three months ended December 31, 2001, a decrease of 14.5%. This decrease was primarily due to a reduction in complementary food and beverages.

         Selling, general, and administrative expenses were $873,128 for the three months ended December 31, 2002, compared to $1,107,097 for the three months ended December 31, 2001, a decrease of 20.7%. This decrease was primarily due to a reduction in payroll, legal fees, and advertising.

   Black Hawk Operations

         Casino expenses for our Black Hawk operations were $927,660 for the three months ended December 31, 2002, compared to $1,000,773 for the three months ended December 31, 2001, a decrease of 7.3%. This decrease was related to the reduction of rent expense of $162,881 in the first quarter of fiscal 2003. Selling, general and administrative expenses were $148,925 for the three months ended December 31, 2002, compared to $175,852 for the three months ended December 31, 2001, a decrease of 15.3%. This decrease was primarily the result of reduced parking garage expenses and administrative payroll costs. Depreciation and amortization expenses were $134,451 for the three months ended December 31, 2002, compared to $84,982 for the three months ended December 31, 2001, an increase of 58.2%. This increase was primarily due to the acquisition of Golden Gates Casino property in fiscal 2002.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs to related party decreased to $131,620 for the three months ended December 31, 2002, compared to $165,912 for the three months ended December 31, 2001. This decrease was the result of our issuance of 3,500,000 shares of preferred stock in exchange for the cancellation of $3,500,000 of related party debt in July 2002. Other interest and financing costs increased to $377,298 for the three months ended December 31, 2002, compared to $171,185 for the three months ended December 31, 2001, as a result of increased debt associated with our purchases of the Golden Gates Casino property in August 2002, and the Golden Gulch Casino property in November 2002. Preferred stock dividends totaled $70,000 for the quarter ended December 31, 2002.

         There was no income tax expense recorded in the quarters ended December 31, 2002 and December 31, 2001. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $1,188,594 at December 31, 2002, compared to $1,443,641 at December 31, 2001, a decrease of $255,047.

         During the three months ended December 31, 2002, we provided cash flow from operating activities of $324,267 compared to cash used of $12,143 for the three months ended December 31, 2001, primarily as a result of decreased payments related to accounts payable and accrued expenses. We expect that we will continue to generate cash flow from operations in amounts sufficient to satisfy our short-term liquidity needs.

         Investing activities used cash of $2,270,368 during the three months ended December 31, 2002, compared to $197,187 during the three months ended December 31, 2001. This increase was primarily due to the purchase of the Golden Gulch Casino and restricted cash received for remodeling of the Golden Gulch Casino.

         Financing activities provided net cash of $1,903,780 for the three months ended December 31, 2002, compared to using cash of $134,794 for the three months ended December 31, 2001. The increase was primarily due to the $2,080,000 of new debt associated with the purchase of Golden Gulch Casino.

         On January 31, 2003, Princesa Partners was not in compliance with the debt service covenant contained in the vessel loan agreement. We have not received a waiver of the violation of the vessel loan debt service covenant and there is no guarantee that we will achieve compliance with this covenant in the future. Although the loan is due in January 2004, the current violation and any future violations of the debt service covenant could result in the acceleration of all amounts owed under the loan.

FUTURE OPERATIONS

         Though revenues were down in the first quarter of fiscal 2003, income from operations remained comparable to the first quarter of Fiscal 2002.

         The decrease in revenues was primarily attributable to a decrease in revenue from our Miami operations. We intend to increase revenues at the Princesa by upgrading and purchasing new slot machines and redirecting our marketing and promotions strategy from the table games to the slot machine player. We believe this strategy will increase the profitability of the Princesa as expenses associated with slot machines are significantly lower than table games.

         In addition, we are currently engaged in the renovation of the Golden Gates Casino. The renovation is expected to increase the number of slot machines by 30%. We also opened the Golden Gulch Casino on January 29, 2003, with 125 gaming devices, with plans of expanding to 240 gaming devices by year end. With the two casinos in Black Hawk, we plan to take advantage of operational efficiencies to improve financial results and increase our cash flow from operating activities.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

         There are many factors that affect our business and the results of its operations, some of which are beyond our control. The following is a description of some of the important factors that may cause our results of operations in future periods to differ from those currently expected or desired.

       o Due to the current indebtedness, our ability to obtain additional financing in the future and our flexibility in reacting to changes in the industry and economic conditions may be limited.

       o In the past, we have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital, of which Mr. Lien is the majority shareholder, to obtain the necessary capital to purchase the interests in the Princesa and to fund working capital shortages. Mr. Lien has also been required to provide personal guarantees in order for us to obtain financing for the vessel, the Golden Gates Casino and the Golden Gulch Casino loans. There is no assurance that Mr. Lien and BHL Capital will have the intent or the ability to fund future cash shortages, if any, to the extent funded in fiscal years 2000 and 2001. If management is unable to continue to effectuate its operational plan and generate cash flow from operating activities, or if Mr. Lien or BHL Capital are unwilling or unable to provide additional funding, we may not be able to satisfy our long-term debt obligations.

       o Princesa Partners was in default of the vessel loan due to a failure to comply with the debt service covenants contained in the vessel loan agreements at September 30, 2002. On November 27, 2002, we received a waiver of the vessel loan's debt service covenants until January 2003; however, on January 31, 2003 we were not in compliance with the loan covenants. Although we believe it is probable that we will be in compliance with the debt service requirements commencing with the quarter ending March 31, 2003, there is no guarantee that we will achieve such compliance or that we will not violate the terms of the vessel loan agreements in the future, which could result in the acceleration of all amounts owed under the loan.

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

       o Our business is affected by changes in local, national and international general economic and market conditions in the locations where we operate and where our customers live. The Princesa is particularly affected by the economic situation in Latin America and South America. Changes in economic conditions could adversely affect our business.

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

       o The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms affect daily passenger counts and may cause the cancellation of cruises, which directly affects our revenues.

ITEM 3. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits set forth on the Exhibit Index attached to this report are incorporated herein by reference.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONCORDE GAMING CORPORATION


Date: February 14, 2003                  By: /s/ Jerry L. Baum
                                         ---------------------------------------
                                         Jerry L. Baum, Chief Executive Officer,
                                         Interim Chief Financial Officer

                                 CERTIFICATIONS

I, Jerry L. Baum, President, Chief Executive Officer and interim Chief Financial Officer of Concorde Gaming Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Concorde Gaming Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                      /s/ Jerry L. Baum
                                      ------------------------------------------
                                      Jerry L. Baum
                                      President, Chief Executive Officer and
                                      interim Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
3.1             Amended and Restated Articles of Incorporation.(1)

3.2             Articles of Amendment to Articles of Incorporation filed on July 31, 2002(2)

3.2             Fourth Amended and Restated Bylaws.(3)

4.1             Warrant dated July 30, 2002 to Purchase 200,000 shares of Common Stock in the name of BHL Capital
                Corporation.(2)

10.1            Guaranty dated June 27, 2002 between the Company, as guarantor, and Bayfront Park Management Trust, guaranteeing the obligations of Concorde Cruises Inc.(4)

10.2            Loan Agreement dated December 4, 2002 between Concorde Blackhawk Corporation and First National Bank.(4)

10.3            Deed of Trust, Assignment of Leases and Rents, and Fixture Filing dated December 4, 2002 by and among
                Concorde Blackhawk Corporation, the Public Trustee of Gilpin County, Colorado and First National Bank,
                Rapid City, South Dakota.(4)

10.4            Promissory Note dated December 4, 2002 in the principal amount of $2,080,000 payable to the order of
                First National Bank.(4)

99              Certification of Chief Executive Officer and Chief Financial Officer.(+)

---------------

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

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001 (File No. 0-8698) and incorporated herein by this reference

(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002 (File No. 0-8698) and incorporated herein by this reference.