Form 10QSB
period 2003-03-31
CONCORDE GAMING CORP
filed 2003-05-15
CIK 215503

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of, May 14, 2003 there were 25,070,402 shares of the issuer's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                                                          Page No.
                                                                                      --------
         Consolidated Balance Sheet at March 31, 2003 (unaudited)                            1

         Consolidated Statements of Operations for                                           3
           Three Months and Six Months Ended March 31, 2003 and 2002 (unaudited)

         Consolidated Statements of Stockholders' Equity (Deficit) for
           Six Months Ended March 31, 2003 (unaudited)                                       4

         Consolidated Statements of Cash Flows for                                           5
           Six Months Ended March 31, 2003 and 2002 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                              6


Item 2. Management's Discussion and Analysis or Plan of Operations                          10

Item 3. Controls and Procedures                                                             17

PART II - OTHER INFORMATION

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)


ASSETS
------
Current assets
     Cash and cash equivalents                                                           $  1,231,464
     Restricted cash                                                                          400,000
     Trade receivables - net of allowance for doubtful accounts of $167,289                   107,592
     Inventory                                                                                 49,332
     Prepaid expenses
             Dock lease                                                                       130,219
             Other                                                                            258,619
                                                                                         ------------
                         Total current assets                                               2,177,226
                                                                                         ------------


Other assets                                                                                  125,971
                                                                                         ------------

Property and equipment
     Land                                                                                   2,738,388
     Parking lots                                                                           2,560,527
     Vessel and improvements                                                                9,886,223
     Gaming equipment, fixtures and furniture                                               5,521,997
     Vehicles                                                                                 174,300
     Buildings and improvements                                                             5,073,185
     Restricted cash                                                                          504,663
                                                                                         ------------
                                                                                           26,459,283
     Less accumulated depreciation and amortization                                         4,688,336
                                                                                         ------------
                                                                                           21,770,947
                                                                                         ------------

Intangibles and other
     Dock rights, net                                                                         262,035
     Deferred financing costs, net                                                            492,564
     Goodwill, net                                                                            977,486
                                                                                         ------------
                                                                                            1,732,085
                                                                                         ------------

                                                                                         $ 25,806,229
                                                                                         ============


See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Notes payable - bank                                                                $    557,856
     Current maturities of long-term debt                                                   7,557,166
     Accounts payable                                                                       1,129,091
     Accrued expenses
         Payroll and payroll taxes                                                            448,988
         Accrued interest                                                                     123,368
         Other                                                                                888,423
     Dividends payable                                                                        163,666
                                                                                         ------------
                 Total current liabilities                                                 10,868,558
                                                                                         ------------


Long-term debt, less current maturities                                                     7,320,745
                                                                                         ------------


Note payable to related party                                                               6,438,364
                                                                                         ------------


Stockholders' equity (deficit)
     Preferred stock, par value $1.00 per share, authorized
         issued and outstanding 3,500,000 shares net of discount                            3,425,000
     Common stock, par value $.01 per share, issued and outstanding 2003 - 25,070,402         250,704
     Additional paid-in capital                                                             4,014,576
     Accumulated deficit                                                                   (6,511,718)
                                                                                         ------------
     Total shareholders' equity                                                          $  1,178,562
                                                                                         ------------

     Total liabilities and shareholders' equity                                          $ 25,806,229
                                                                                         ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended March 31      Six Months Ended March 31
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Revenues
     Casino                                           $  5,173,127    $  5,468,527    $  9,788,214    $ 10,341,997
     Food and beverage                                     367,335         517,926         634,088         872,284
     Other                                                 335,626         306,647         637,746         531,484
                                                      ------------    ------------    ------------    ------------
              Gross revenues                             5,876,088       6,293,100      11,060,048      11,745,765
     Less: promotional allowance                           686,264         738,593       1,221,394       1,275,570
                                                      ------------    ------------    ------------    ------------
              Net revenues                               5,189,824       5,554,507       9,838,654      10,470,195
                                                      ------------    ------------    ------------    ------------

Costs and expenses:
     Casino                                              2,563,907       2,429,609       4,933,068       4,754,421
     Food and beverage                                     279,032         305,749         511,972         566,674
     Selling, general and administrative                 1,414,189       1,718,182       2,667,472       3,228,886
     Depreciation and amortization                         433,866         338,445         820,512         666,777
     Loss on sale of equipment                                  --             100              --             100
                                                      ------------    ------------    ------------    ------------
                                                         4,690,994       4,792,085       8,933,024       9,216,858
                                                      ------------    ------------    ------------    ------------

              Income from operations                       498,830         762,422         905,630       1,253,337
                                                      ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                                         2,961             280           8,518             910
     Other income                                            1,502          32,503           3,674          47,881
     Interest expense and financing costs:
        Related parties                                   (127,637)       (145,857)       (259,257)       (311,770)
        Other                                             (408,651)       (174,218)       (785,952)       (345,404)
                                                      ------------    ------------    ------------    ------------
                                                          (531,825)       (287,292)     (1,033,017)       (608,383)
                                                      ------------    ------------    ------------    ------------

              Income (loss) before income taxes            (32,995)        475,130        (127,387)        644,954

Income taxes                                                    --              --              --              --
                                                      ------------    ------------    ------------    ------------
              Net income (loss)                       $    (32,995)   $    475,130    $   (127,387)   $    644,954
                                                      ============    ============    ============    ============

              Preferred stock dividends                     70,000              --         140,000              --
                                                      ------------    ------------    ------------    ------------

              Net income (loss) available to common
                 stockholders                         $   (102,995)   $    475,130    $   (267,387)   $    644,954
                                                      ============    ============    ============    ============

Basic and diluted income (loss) per share             $      (0.00)   $       0.02    $      (0.01)   $       0.03
                                                      ============    ============    ============    ============


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months Ended March 31, 2003
                                   (Unaudited)

                                                                Additional
                                     Preferred       Common       paid-in     Accumulated
                                       stock         stock        capital       deficit        Total
                                    -----------   -----------   -----------   -----------    -----------
Balance September 30, 2002          $ 3,425,000   $   250,704   $ 4,014,576   $(6,244,331)   $ 1,445,949

        Net loss                             --            --            --      (127,387)      (127,387)
        Preferred stock dividends            --            --            --      (140,000)      (140,000)
                                    -----------   -----------   -----------   -----------    -----------

Balance March 31, 2003              $ 3,425,000   $   250,704   $ 4,014,576   $(6,511,718)   $ 1,178,562
                                    ===========   ===========   ===========   ===========    ===========


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                     2003           2002
                                                                                 -----------    -----------
 Cash flows from operating activities:
      Net Income (loss)                                                          $  (127,387)   $   644,954
      Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
              Depreciation and amortization                                          820,512        666,777
              Loss on disposal of property and equipment                                  --            100
              Provision for doubtful accounts                                         13,001         14,194
              Change in assets and liabilities:
                  Decrease (increase) in trade receivables                            48,230        (15,163)
                  Decrease (increase) in prepaid expenses and inventory               23,179       (433,226)
                  Increase (decrease) in accounts payable and accrued expenses       645,766       (322,160)
                                                                                 -----------    -----------
                          Net cash provided by operating activities                1,423,301        555,476
                                                                                 -----------    -----------

 Cash flows from investing activities:
      Purchase of property and equipment                                          (3,067,860)      (510,680)
      Purchase of intangibles                                                        (73,264)       (29,204)
      Proceeds from sale of property and equipment                                        --          2,325
      Decrease (increase) in restricted cash                                         129,228             --
      Increase (decrease) in other assets                                             25,402        (62,716)
                                                                                 -----------    -----------
                          Net cash used in investing activities                   (2,986,494)      (600,275)
                                                                                 -----------    -----------

 Cash flows from financing activities:
      Net change in short-term borrowings, other                                      11,646        251,847
      Proceeds from long-term borrowings - other                                   2,355,066        116,780
      Principal payments on long-term borrowings, related parties                   (117,656)      (138,230)
      Principal payments on long-term borrowings, other                             (685,314)      (478,654)
      Proceeds from sale of stock                                                         --         50,000
                                                                                 -----------    -----------
                          Net cash provided by (used in) financing activities      1,563,742       (198,257)
                                                                                 -----------    -----------

                          Net increase (decrease) in cash and cash equivalents           549       (243,056)
 Cash and cash equivalents:
 Beginning                                                                         1,230,915      1,787,765
                                                                                 -----------    -----------

 Ending                                                                          $ 1,231,464    $ 1,544,709
                                                                                 ===========    ===========

 Supplemental Disclosures of Cash Flow Information
      Cash payments for interest                                                 $ 1,067,620    $   725,484

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

         The accompanying consolidated financial statements, and related notes thereto, should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended September 30, 2002 included in the Company's 2002 Annual Report on Form 10-KSB.

(2)      Description of Business and Consolidated Entities:

         The Company, through a wholly owned subsidiary, Concorde Cripple Creek, Inc., a Colorado corporation ("Concorde Cripple Creek"), owns and operates the Golden Gates Casino ("Golden Gates Casino"), a limited stakes casino in Black Hawk, Colorado, and through a wholly owned subsidiary, Concorde Black Hawk, Inc., a Colorado corporation ("Concorde Black Hawk"), owns and operates the Golden Gulch Casino ("Golden Gulch Casino"), a limited stakes casino in Black Hawk, Colorado. In addition, the Company, through its wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation ("Concorde Cruises"), and Conami, Inc., a Florida corporation ("Conami"), owns 100% of Princesa Partners, a Florida general partnership ("Princesa Partners"), which owns an offshore gaming vessel ("Casino Princesa"). Pursuant to a charter agreement, Princesa Partners charters the Casino Princesa to Concorde Cruises, which operates from Bayfront Park, Miami, Florida.

(3)      Earnings Per Share:

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"). Options outstanding were not included in the EPS calculation for the six months ending March 31, 2003, and 2002, because their effect is anti-dilutive.

                                             Three Months Ended                         Three Months Ended
                                               March 31, 2003                             March 31, 2002
                                 -----------------------------------------    ----------------------------------------
                                                 Weighted          Per                        Weighted         Per
                                                  Average         Share                        Average        share
                                    Income        Shares          Amount        Income         Shares         Amount
                                 -----------    ----------     -----------    ----------     ----------     ----------
       Basic and Diluted EPS
       ---------------------
        Net Earnings (Loss)      $ (102,995)    25,070,402     $    (0.00)    $  475,130     25,070,402     $     0.02
                                 ==========     ==========     ==========     ==========     ==========     ==========


                                               Six Months Ended                           Six Months Ended
                                                March 31, 2003                             March 31, 2002
                                 -----------------------------------------    ----------------------------------------
                                                 Weighted          Per                        Weighted         Per
                                                  Average         Share                        Average        share
                                    Income        Shares          Amount        Income         Shares         Amount
                                 -----------    ----------     -----------    ----------     ----------     ----------
       Basic and Diluted EPS
       ---------------------
        Net Earnings (Loss)      $ (267,387)    25,070,402     $    (0.01)    $  644,954     24,603,369     $     0.03
                                 ==========     ==========     ==========     ==========     ==========     ==========

(4)      Long-Term Debt

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement with a group of lenders, as subsequently amended on December 27, 2001 that provided $8,400,000 in financing (the "Vessel Loan") for the Casino Princesa, related equipment and working capital. The Vessel Loan is secured by a mortgage on the Casino Princesa and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Princesa Partners. In addition, the Company and Mr. Lien, the Company's majority stockholder, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.625% and calls for monthly payments of $130,258, including interest through January 2004 when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) Princesa Partner's income from operations before taxes, depreciation and amortization minus principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred. As of September 30, 2002, Princesa Partners was in violation of the debt service covenant. On November 27, 2002, Princesa Partners received a waiver from the bank of the debt service covenant through January 2003. As of March 31, 2003 Princesa Partners was in violation of the debt service covenant. The Company believes that Princesa Partners will be in compliance with the applicable covenant by June 30, 2003.

(5)      Segment Information

         The Company's reportable segments are strategic business units that offer similar products and services at separate geographical locations. They are managed separately because each business requires different types of facilities and marketing strategies.

         There are two reportable segments: our Miami operation and our Black Hawk operation. The Miami operation consists of an offshore gaming vessel that operates out of Miami,

         Florida. The Black Hawk operation consists of two limited stakes casinos in Black Hawk, Colorado, the Golden Gates Casino and the Golden Gulch Casino.

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

         Financial information (in 000's) with respect to the reportable segments is as follows:

                                                          For Three Months Ended March 31

                                           Miami Operations     Black Hawk Operations          Total
                                           2003       2002        2003          2002       2003       2002
                                         -------    -------     -------       -------     -------   -------
Revenues
   Casino                                $ 3,005    $ 3,528     $ 2,168       $ 1,940     $ 5,173   $ 5,468
   Food and beverage                         320        472          48            46         368       518
   Other                                     323        290          12            16         335       306
                                         -------    -------     -------       -------     -------   -------
      Gross revenues                       3,648      4,290       2,228         2,002       5,876     6,292
   Less promotional allowance                642        696          44            42         686       738
                                         -------    -------     -------       -------     -------   -------
      Net revenues                         3,006      3,594       2,184         1,960       5,190     5,554
                                         -------    -------     -------       -------     -------   -------

Cost and expenses
   Casino                                  1,414      1,451       1,150           979       2,564     2,430
   Food and beverage                         240        271          39            35         279       306
   Selling, general and administrative     1,021      1,341         177           125       1,198     1,466
   Depreciation and amortization             240        234         176            88         416       322
   Interest expense                          187        172         221             1         408       173
                                         -------    -------     -------       -------     -------   -------
      Total costs and expenses             3,102      3,469       1,763         1,228       4,865     4,697
                                         -------    -------     -------       -------     -------   -------
   Segment profit (loss)                 $   (96)   $   125     $   421       $   732     $   325   $   857
                                         =======    =======     =======       =======     =======   =======

                                                           For Six Months Ended March 31

                                           Miami Operations     Black Hawk Operations          Total
                                           2003       2002        2003          2002       2003       2002
                                         -------    -------     -------       -------     -------   -------
Revenues
   Casino                                $ 5,738    $ 6,602     $ 4,050       $ 3,740     $ 9,788   $10,342
   Food and beverage                         538        791          96            81         634       872
   Other                                     609        495          28            37         637       532
                                         -------    -------     -------       -------     -------   -------
      Gross revenues                       6,885      7,888       4,174         3,858      11,059    11,746
   Less promotional allowance              1,131      1,200          90            76       1,221     1,276
                                         -------    -------     -------       -------     -------   -------
      Net revenues                         5,754      6,688       4,084         3,782       9,838    10,470
                                         -------    -------     -------       -------     -------   -------

Cost and expenses
   Casino                                  2,855      2,775       2,078         1,979       4,933     4,754
   Food and beverage                         437        501          75            65         512       566
   Selling, general and administrative     1,894      2,452         326           301       2,220     2,753
   Depreciation and amortization             475        462         310           173         785       635
   Interest expense                          382        342         403             1         785       343
                                         -------    -------     -------       -------     -------   -------
      Total costs and expenses             6,043      6,532       3,192         2,519       9,235     9,051
                                         -------    -------     -------       -------     -------   -------
   Segment profit (loss)                 $  (289)   $   156     $   892       $ 1,263     $   603   $ 1,419
                                         =======    =======     =======       =======     =======   =======

         The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in 000's).


Segment profit (loss)                                  $  325      $  858     $  603      $1,419
    Unallocated amounts:
      Income
        Interest income                                     3          --          9           1
        Other                                               1          32          4          47
                                                       ------      ------     ------      ------
          Total income items                                4          32         13          48
                                                       ------      ------     ------      ------

      Expense
        General and administrative                        216         252        447         476
        Depreciation and amortization                      18          16         36          32
        Corporate interest                                128         147        260         314
                                                       ------      ------     ------      ------
          Total expense items                             362         415        743         822
                                                       ------      ------     ------      ------

Consolidated net income (loss) before income taxes     $  (33)     $  475     $ (127)     $  645
                                                       ======      ======     ======      ======


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

         In accordance with SFAS No. 142, the Company recently completed the impairment test on each reporting unit for which it has recorded goodwill as of October 1, 2002. The Company contracted with a third-party valuation firm to complete the analysis. The resulting fair value of both the Miami and Black Hawk units' equity exceeded such unit's respective book value, indicating no good will impairment.

         For the six months ending March 31, 2003, the Company recorded goodwill amortization of $48,732 and $20,562 for its Miami operating unit and Black Hawk operating unit, respectively.

(7)      Property Purchase:

         On November 6 and 22, 2002, respectively, the Company entered into agreements to purchase the Jazz Alley Casino located in Black Hawk, Colorado, including real property, buildings and improvements, and the sellers' interests in fixtures, furniture and equipment located on or about the real property. The total purchase price was $1,575,000. The Company incurred debt of $2,080,000 in connection with the acquisition and remodeling expenses related to the casino.

         On January 29, 2003, after two months of remodeling, the Company opened the Jazz Alley Casino under the name Golden Gulch Casino. The Golden Gulch Casino currently has 210 gaming devices.

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

OVERVIEW

         Through our wholly owned subsidiaries, Concorde Cripple Creek, Inc. and Concorde Black Hawk Inc., we own and operate the Golden Gates Casino and the Golden Gulch Casino both of which are limited stakes casinos in Black Hawk, Colorado. In addition, through our wholly owned subsidiaries, Concorde Cruises, Inc. and Conami, Inc., we own 100% of Princesa Partners, which owns the offshore gaming vessel, the Casino Princesa. Pursuant to a charter agreement, Princesa Partners charters the Casino Princesa to Concorde Cruises which operates the Casino Princesa from Bayfront Park, Miami, Florida.

         We have two reportable segments, our Miami operation and our Black Hawk operation, that offer similar products and services at separate geographical locations. These segments are managed separately because each business requires different facilities and marketing strategies. Our Miami operation consists of the Casino Princesa, while our Black Hawk operation consists of the Golden Gates Casino and the Golden Gulch Casino.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002:


REVENUES

         Net revenues were $5,189,824 for the three months ended March 31, 2003, compared to $5,554,507 for the three months ended March 31, 2002, a decrease of 6.6%.

   MIAMI OPERATIONS

         Net revenues from our Miami operation were $3,006,187 for the three months ended March 31, 2003, compared to $3,594,945 for the three months ended March 31, 2002, a decrease of 16.4%. This decrease was primarily the result of an 18.7% decrease in passenger counts in the three months ended March 31, 2003 over the same period in 2002, and a 6.7% decrease in the number of cruises in the three months ended March 31, 2003 over the same period in 2002. The average number of passengers per cruise, decreased to 241 passengers during the three months ending March 31, 2003 compared to an average of 276 passengers during the same period in 2002. During the three months ended March 31, 2003 there were 180 cruises compared to 193 cruises during the same period in 2002. Food and beverage revenues were $319,686 for the three months ended March 31, 2003, compared to $472,317 for the three months ended March 31, 2002, a decrease of 32.3%. The decrease was primarily due to reduced passenger counts. Other revenues, consisting primarily of cruise admission and valet parking revenues, were $323,910 for the three months ended March 31, 2003, compared to $290,313 for the three months ended March 31, 2002, an increase of 11.6%. This increase was primarily due to the Company assuming the valet parking operation in June 2002, thus receiving 100% of the valet parking revenue after such time versus 50% prior to June 2002.

         Promotional allowance expenses were $642,148 for the three months ended March 31, 2003, compared to $696,099 for the three months ended March 31, 2002, a decrease of 7.8%. This decrease was the result of an increase in complimentary admissions and matchplay coupons which increase was partially offset by a decrease in complimentary meals and drinks.

   BLACK HAWK OPERATIONS

         Net revenues from our Black Hawk operations were $2,183,637 for the three months ended March 31, 2003, compared to $1,959,562 for the three months ended March 31, 2002, an increase of 11.4%. This increase was primarily due to revenue generated by Golden Gulch Casino which opened in January 2003.

COSTS AND EXPENSES

         Total costs and expenses were $4,690,994 for the three months ended March 31, 2003, compared to $4,792,085 for the three months ended March 31, 2002, a decrease of 2.1%.

   MIAMI OPERATIONS

         Casino expenses for our Miami operation were $1,413,693 for the three months ended March 31, 2003, compared to $1,451,029 for the three months ended March 31, 2002, a decrease of 2.6%. This decrease was related to a decrease in repair and maintenance expense and coupons for slot machine play which were partially offset by increases in payroll, fuel, slot machine leases and point redemptions. Food and beverage expenses were $240,241 for the three months ended March 31, 2003, compared to $270,709 for the three months ended March 31, 2002, a decrease of 11.3%. This decrease was primarily due to reduced passenger counts.

         Selling, general, and administrative expenses were $1,021,355 for the three months ended March 31, 2003, compared to $1,340,712 for the three months ended March 31, 2002, a decrease of 23.8%. This decrease was due to a reduction in payroll, legal fees, and advertising.

   BLACK HAWK OPERATIONS

         Casino expenses for our Black Hawk operations were $1,150,214 for the three months ended March 31, 2003, compared to $978,580 for the three months ended March 31, 2002, an increase of 17.5%. This increase was related to expenses incurred at the Golden Gulch Casino partially offset by the reduction in rent expense of the Golden Gates Casino, which was leased from a third party during the second quarter of fiscal 2002. Selling, general and administrative expenses were $177,249 for the three months ended March 31, 2003, compared to $125,116 for the three months ended March 31, 2002, an increase of 41.7%. This increase was primarily the result of expenses incurred at the Golden Gulch Casino, as well as increased parking garage expenses and promotions at the Golden Gates Casino. Depreciation and amortization expenses were $175,902 for the three months ended March 31, 2003, compared to $87,981 for the three months ended March 31, 2002, an increase of 99.9%. This increase was primarily due to the acquisition of property and equipment for the Golden Gates Casino in fiscal 2002 and property and equipment for the Golden Gulch Casino in November 2002.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs with respect to related party debt were $127,637 for the three months ended March 31, 2003, compared to $145,857 for the three months ended March 31, 2002. This decrease was the result of our issuance of 3,500,000 shares of preferred stock in exchange for the cancellation of $3,500,000 of related party debt in July 2002. We accrued dividends with respect to the preferred stock of $70,000 for the three months ended March 31, 2003 and $140,000 for the six months ended March 31, 2003. Other interest and financing costs increased to $408,651 for the three months ended March 31, 2003, compared to $174,218 for the three months ended March 31, 2002, as a result of debt associated with the financing of our purchases of the Golden Gates Casino and the Golden Gulch Casino in August 2002, in November 2002, respectively.

         There was no income tax expense or benefit recorded in the quarters ended March 31, 2003 and March 31, 2002. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002:

REVENUES

         Net revenues were $9,838,654 for the six months ended March 31, 2003, compared to $10,470,195 for the six months ended March 31, 2002, a decrease of 6.0%.


   MIAMI OPERATIONS

         Net revenues from our Miami operation were $5,754,181 for the six months ended March 31, 2003, compared to $6,688,364 for the six months ended March 31, 2002, a decrease of 14%. This decrease was primarily the result of a 12.4% decrease in passenger count in the six months ended March 31, 2003 over the same period in 2002, and a 6.2% decrease in the number of cruises in the six months ended March 31, 2003 over the same period in 2002. The average number of passengers per cruise during the six month period ending March 31, 2003, decreased to 240 passengers compared to an average of 257 passengers during the same period in 2002. For the six months ended March 31, 2003 there were 347 cruises compared to 370 cruises during the same period in 2002. Food and beverage revenues were $537,521 for the six months ended March 31, 2003, compared to $791,094 for the six months ended March 31, 2002, a decrease of 32.1%. The decrease was primarily due to reduced passenger counts. Other revenues, consisting primarily of cruise admission and valet parking revenues, were $610,456 for the six months ended March 31, 2003, compared to $495,342 for the six months ended March 31, 2002, an increase of 23.2%. This increase was primarily due to the Company assuming the valet parking operations in June 2002 and thus receiving 100% of the valet parking revenue after such time versus 50% prior to June 2002.

         Promotional allowance expenses were $1,131,441 for the six months ended March 31, 2003, compared to $1,199,909 for the six months ended March 31, 2002, a decrease of 5.7%. This decrease was the result of an increase in complimentary admissions and matchplay coupons offset by a decrease in complimentary meals and drinks.

   BLACK HAWK OPERATIONS

         Net revenues from our Black Hawk operations were $4,084,473 for the six months ended March 31, 2003, compared to $3,781,831 for the six months ended March 31, 2002, an increase of 8.0%. This increase was primarily due to revenues generated by Golden Gulch Casino which opened in January 2003.

COSTS AND EXPENSES

         Total costs and expenses were $8,933,024 for the six months ended March 31, 2003, compared to $9,216,858 for the six months ended March 31, 2002, a decrease of 3.1%.

   MIAMI OPERATIONS

         Casino expenses for our Miami operation were $2,855,195 for the six months ended March 31, 2003, compared to $2,775,067 for the six months ended March 31, 2002, an increase of 2.9%. This increase was related to an increase in payroll, fuel, slot machine leases and point redemption expenses partially offset by a decrease in coupons for slot machine play. Food and beverage expenses were $437,248 for the six months ended March 31, 2003, compared to $501,180 for the six months ended March 31, 2002, a decrease of 12.8%. This decrease was primarily due to a reduction in complementary food and beverage sales.

         Selling, general, and administrative expenses were $1,894,480 for the six months ended March 31, 2003, compared to $2,451,592 for the six months ended March 31, 2002, a decrease of 22.7%. This decrease was primarily due to a reduction in payroll, legal fees, and advertising.

   BLACK HAWK OPERATIONS

         Casino expenses for our Black Hawk operations were $2,077,873 for the six months ended March 31, 2003, compared to $1,979,354 for the six months ended March 31, 2002, an increase of 5.0%. This increase was related to expenses incurred at the Golden Gulch Casino partially offset by the reduction in rent expense for the Golden Gates Casino, which was leased from a third party during the six months ending March 31, 2002. Selling, general and administrative expenses were $326,174 for the six months ended March 31, 2003, compared to $300,969 for the six months ended March 31, 2002, an increase of 8.4%. This increase was primarily the result of expenses at the Golden Gulch Casino, as well as an increase in promotions at the Golden Gates Casino. Depreciation and amortization expenses were $310,352 for the six months ended March 31, 2003, compared to $172,963 for the six months ended March 31, 2002, an increase of 79.4%. This increase was primarily due to the acquisition of the Golden Gates Casino and the Golden Gulch Casino in August 2002 and November 2002, respectively.

OTHER INCOME AND EXPENSE

         Interest expense and financing costs with respect to related party debt decreased to $259,257 for the six months ended March 31, 2003, compared to $311,770 for the six months ended March 31, 2002. This decrease was the result of our issuance of 3,500,000 shares of preferred stock in exchange for the cancellation of $3,500,000 of related party debt in July 2002. We accrued dividends with respect to the preferred stock of $70,000 during the three months ended March 31, 2003 and $140,000 during the six months ended March 31, 2003. Other interest and financing costs increased to $785,952 for the six months ended March 31, 2003, compared to $345,404 for the six months ended March 31, 2002, as a result of debt incurred in connection with our purchases of the Golden Gates Casino property and equipment in August 2002, and the Golden Gulch Casino property and equipment in November 2002.

         There was no income tax expense or benefit recorded in the six months ended March 31, 2003 or March 31, 2002. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $1,231,464 at March 31, 2003, compared to $1,544,709 at March 31, 2002, a decrease of $313,245.

         During the six months ended March 31, 2003, net cash flow from operating activities was $1,423,301 compared to $555,476 for the six months ended March 31, 2002, primarily as a result of decreased payments related to accounts payable and accrued expenses. We expect that we will generate cash flow from operations in amounts sufficient to satisfy our short-term liquidity needs.

         Investing activities used net cash of $2,986,494 during the six months ended March 31, 2003, compared to $600,275 during the six months ended March 31, 2002. This increase was primarily due to the purchase of the Golden Gulch Casino.

         Financing activities provided net cash of $1,563,742 for the six months ended March 31, 2003, compared to using cash of $198,257 for the six months ended March 31, 2002. The increase was primarily due to the $2,080,000 of new debt associated with the purchase of Golden Gulch Casino and two $100,000 short term notes due December 4, 2003 the proceeds of which were used to finance the remodeling and the purchase of equipment for the Golden Gulch Casino.

FUTURE OPERATIONS

         Though revenues were down in the second quarter of 2003 as compared to the same quarter of 2002, we anticipate that our revenue will grow in the third and fourth quarters of fiscal 2003 due to the Golden Gulch Casino being in operation for the entire period and to our plan to focus marketing and promotions on slot machine players at the Casino Princesa and to expand the number of gaming devices at the Golden Gulch Casino, each as described below.

         The decrease in revenues was primarily attributable to a decrease in revenue from our Miami operations. We intend to increase revenues from the Casino Princesa by continuing our upgrading and purchasing of new slot machines and redirecting our marketing and promotions strategy from the table games to the slot machine player. We believe this strategy will increase the profitability of the Casino Princesa as expenses associated with slot machines are historically lower than expenses associated with table games.

         In addition, our Golden Gates Casino continues to do well and with the opening of the Golden Gulch Casino, we expect to take advantage of operational efficiencies to improve financial results and increase our cash flow from operating activities. We currently have 210 gaming devices at the Golden Gulch Casino and plan to expand to 250 gaming devices by June 30, 2003.

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

         o In the past, we have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital, of which Mr. Lien is the majority shareholder, to obtain the capital necessary to purchase the interests in the Casino Princesa previously held by a third party and to fund working capital shortages. Mr. Lien has also been required to provide personal guarantees in order for us to obtain financing for the Casino Princesa, the Golden Gates Casino and the Golden Gulch Casino. There is no assurance that Mr. Lien and BHL

                  Capital will have the intent or the ability to fund future cash shortages, if any, to the extent funded in fiscal years 2000 and 2001 or to provide guarantees. If management is unable to continue to effectuate its operational plan and generate cash flow from operating activities, or if Mr. Lien or BHL Capital are unwilling or unable to provide additional funding, we may not be able to satisfy our long-term debt obligations.

         o Princesa Partners was in default on the vessel loan due to a failure to comply with the debt service covenants contained in the vessel loan agreements at September 30, 2002. On November 27, 2002, we received a waiver of the vessel loan's debt service covenants through January 2003; however, on January 31, 2003 we were not in compliance with the loan covenants relating to debt service requirements. Although we believe that we will be in compliance with the debt service covenants commencing with the quarter ending June 30, 2003, there is no guarantee that we will achieve such compliance or that we will not violate the terms of the vessel loan agreements in the future, which could result in the acceleration of all amounts owed under the loan.

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

                                    CONCORDE GAMING CORPORATION


Date: May 14, 2003                  By: /s/ Jerry L. Baum
                                        ----------------------------------------
                                        Jerry L. Baum, Chief Executive Officer,
                                        Interim Chief Financial Officer

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

Date: May 14, 2003

                                         /s/ Jerry L. Baum
                                         --------------------------------------
                                         Jerry L. Baum
                                         President, Chief Executive Officer and
                                         Interim Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.          DESCRIPTION
-----------          -----------
 3.1                 Amended and Restated Articles of Incorporation.(1)

 3.2                 Articles of Amendment to Articles of Incorporation filed on July 31, 2002.(2)

 3.2                 Fourth Amended and Restated Bylaws.(3)

 4.1                 Warrant dated July 30, 2002 to Purchase 200,000 shares of Common Stock in the name of BHL Capital Corporation.(2)

99.1                 Certification of Chief Executive Officer and Interim Chief Financial Officer.(+)

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