Form 10QSB
period 2003-06-30
CONCORDE GAMING CORP
filed 2003-08-13
CIK 215503

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 Not Applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2003 there were 25,070,402 shares of the issuer's $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                           CONCORDE GAMING CORPORATION


                                                                                  Page No.
                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet at June 30, 2003 (unaudited)                         1

         Consolidated Statements of Operations for                                       3
           Three Months and Nine Months Ended June 30, 2003 and 2002 (unaudited)

         Consolidated Statements of Stockholders' Equity (Deficit) for
           Nine Months Ended June 30, 2003 (unaudited)                                   4

         Consolidated Statements of Cash Flows for                                       5
           Nine Months Ended June 30, 2003 and 2002 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                          6

Item 2. Management's Discussion and Analysis of Financial Conditions and
         Results of Operations                                                          10

Item 3. Controls and Procedures                                                         16

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities                                                 17

Item 6. Exhibits and Reports on Form 8-K                                                17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2003
                                   (Unaudited)

ASSETS
------
Current assets
      Cash and cash equivalents                                                        $ 1,103,737
      Restricted cash                                                                      402,072
      Trade receivables - net of allowance for doubtful accounts of $171,379 in 2003        96,887
      Inventory                                                                             42,055
      Prepaid expenses
            Dock lease                                                                     141,469
            Other                                                                          285,512
                                                                                       -----------
                     Total current assets                                                2,071,732
                                                                                       -----------


 Other assets                                                                              126,056
                                                                                       -----------

 Property and equipment
      Land                                                                               2,737,338
      Parking lots                                                                       2,560,527
      Vessel and improvements                                                            9,897,337
      Gaming equipment, fixtures and furniture                                           6,000,917
      Vehicles                                                                             174,300
      Buildings and improvements                                                         5,137,981
      Restricted cash                                                                      477,378
                                                                                       -----------
                                                                                        26,985,778
      Less accumulated depreciation and amortization                                     5,124,737
                                                                                       -----------
                                                                                        21,861,041
                                                                                       -----------

 Intangibles and other
      Dock rights, net                                                                     247,479
      Deferred financing costs, net                                                        458,496
      Goodwill, net                                                                        977,486
                                                                                       -----------
                                                                                         1,683,461
                                                                                       -----------

                                                                                       $25,742,290
                                                                                       ===========

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Notes payable - bank                                                                $    419,795
     Current maturities of long-term debt                                                   7,263,838
     Accounts payable                                                                       1,229,089
     Accrued expenses
        Payroll and payroll taxes                                                             480,864
        Accrued interest                                                                      153,703
        Accrued taxes                                                                         291,205
        Other                                                                                 570,769
     Dividends payable                                                                        233,665
                                                                                         ------------
              Total current liabilities                                                    10,642,928
                                                                                         ------------


Long-term debt, less current maturities                                                     7,251,619
                                                                                         ------------


Note payable to related party                                                               6,415,699
                                                                                         ------------


Stockholders' equity (deficit)
     Preferred stock, par value $1.00 per share, authorized
        issued and outstanding 3,500,000 shares net of discount                             3,425,000
     Common stock,  par value $.01 per share, issued and outstanding 2003 - 25,070,402        250,704
     Additional paid-in capital                                                             4,014,576
     Accumulated deficit                                                                   (6,258,236)
                                                                                         ------------
     Total shareholders' equity                                                          $  1,432,044
                                                                                         ------------

     Total liabilities and shareholders' equity                                          $ 25,742,290
                                                                                         ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended June 30      Nine Months Ended June 30
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
 Revenues
     Casino                                   $  5,742,709    $  5,014,811    $ 15,530,924    $ 15,356,807
     Food and beverage                             438,895         533,261       1,072,983       1,405,545
     Other                                         588,303         454,604       1,226,048         986,088
                                              ------------    ------------    ------------    ------------
             Gross revenues                      6,769,907       6,002,676      17,829,955      17,748,440
     Less: promotional allowance                   956,374         811,738       2,177,768       2,087,308
                                              ------------    ------------    ------------    ------------
             Net revenues                        5,813,533       5,190,938      15,652,187      15,661,132
                                              ------------    ------------    ------------    ------------

 Costs and expenses:
     Casino                                      2,819,805       2,498,707       7,752,878       7,262,911
     Food and beverage                             268,185         316,503         780,157         883,177
     Selling, general and administrative         1,467,312       1,605,897       4,134,787       4,824,997
     Depreciation and amortization                 435,690         354,941       1,256,203       1,021,718
     Loss on sale of equipment                          --              --              --             100
                                              ------------    ------------    ------------    ------------
                                                 4,990,992       4,776,048      13,924,025      13,992,903
                                              ------------    ------------    ------------    ------------

             Income from operations                822,541         414,890       1,728,162       1,668,229
                                              ------------    ------------    ------------    ------------

 Other income (expense):
     Interest income                                 2,324             542          10,840           1,452
     Other income                                    1,600          20,000           5,276          67,879
     Interest expense and financing costs:
        Related parties                           (128,082)       (146,231)       (387,339)       (458,001)
        Other                                     (374,893)       (177,782)     (1,160,844)       (523,184)
                                              ------------    ------------    ------------    ------------
                                                  (499,051)       (303,471)     (1,532,067)       (911,854)
                                              ------------    ------------    ------------    ------------

             Income before income taxes            323,490         111,419         196,095         756,375

 Income taxes                                           --              --              --              --
                                              ------------    ------------    ------------    ------------
             Net income                       $    323,490    $    111,419    $    196,095    $    756,375
                                              ============    ============    ============    ============

             Preferred stock dividends              70,000              --         210,000              --
                                              ------------    ------------    ------------    ------------

             Net income (loss) available to
               common stockholders            $    253,490    $    111,419    $    (13,905)   $    756,375
                                              ============    ============    ============    ============

 Basic and diluted income (loss) per share    $       0.01    $       0.00    $      (0.00)   $       0.03
                                              ============    ============    ============    ============


See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Nine Months Ended June 30, 2003
                                   (Unaudited)

                                                          Additional
                               Preferred      Common        paid-in     Accumulated
                                 stock        stock         capital       deficit         Total
                              -----------   -----------   -----------   -----------    -----------
 Balance September 30, 2002   $ 3,425,000   $   250,704   $ 4,014,576   $(6,244,331)   $ 1,445,949

       Net income                      --            --            --       196,095        196,095
       Preferred stock
         dividends                     --            --            --      (210,000)      (210,000)
                              -----------   -----------   -----------   -----------    -----------
 Balance June 30, 2003        $ 3,425,000   $   250,704   $ 4,014,576   $(6,258,236)   $ 1,432,044
                              ===========   ===========   ===========   ===========    ===========


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                  2003           2002
                                                                              -----------    -----------
 Cash flows from operating activities:
      Net income                                                              $   196,095    $   756,375
      Adjustments to reconcile net income to net cash flows
         provided by (used in) operating activities:
            Depreciation and amortization                                       1,256,203      1,021,718
            Loss on disposal of property and equipment                                 --            100
            Provision for doubtful accounts                                        17,091         27,032
            Change in assets and liabilities:
               Decrease (increase) in trade receivables                            54,845        (34,021)
               Increase in prepaid expenses and inventory                          (7,687)      (363,628)
               Increase (decrease) in accounts payable and accrued expenses       781,526       (126,143)
                                                                              -----------    -----------
                     Net cash provided by operating activities                  2,298,073      1,281,433
                                                                              -----------    -----------

 Cash flows from investing activities:
      Purchase of property and equipment                                       (3,572,309)    (1,057,773)
      Purchase of intangibles                                                     (73,264)      (137,109)
      Proceeds from sale of property and equipment                                     --          2,325
      Decrease in restricted cash                                                 154,441             --
      Increase (decrease) in other assets                                          25,317         (1,713)
                                                                              -----------    -----------
                     Net cash used in investing activities                     (3,465,815)    (1,194,270)
                                                                              -----------    -----------

 Cash flows from financing activities:
      Net change in short-term borrowings, other                                 (126,415)       306,043
      Proceeds from long-term borrowings, other                                 2,360,989        116,780
      Principal payments on long-term borrowings, related parties                (140,321)      (240,999)
      Principal payments on long-term borrowings, other                        (1,053,689)      (734,514)
      Proceeds from sale of stock                                                      --         50,000
                                                                              -----------    -----------
                     Net cash provided by (used in) financing activities        1,040,564       (502,690)
                                                                              -----------    -----------

                     Net decrease in cash and cash equivalents                   (127,178)      (415,527)
 Cash and cash equivalents:
 Beginning                                                                      1,230,915      1,787,765
                                                                              -----------    -----------

 Ending                                                                       $ 1,103,737    $ 1,372,238
                                                                              ===========    ===========

 Supplemental Disclosures of Cash Flow Information
      Cash payments for interest                                              $ 1,540,259    $ 1,052,153
 Supplemental Schedule of Non Cash Financing Activities
      Preferred stock dividends not paid                                      $   210,000    $        --

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

(1)      Interim Financial Statements:

         The accompanying unaudited consolidated financial statements of Concorde Gaming Corporation and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

(3)      Earnings Per Share:

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"). Options outstanding were not included in the EPS calculation for the nine months ending June 30, 2003, and 2002, because their effect is anti-dilutive.

                                         Three Months Ended                     Three Months Ended
                                           June 30, 2003                           June 30, 2002
                               -------------------------------------    ------------------------------------
                                              Weighted       Per                     Weighted        Per
                                               Average      Share                     Average       share
                                Income          Shares      Amount        Income       Shares       Amount
                               ----------    ----------   ----------    ----------   ----------   ----------
       Basic and Diluted EPS
        Net Earnings (Loss)       253,490    25,070,402   $     0.01    $  111,419   25,070,402   $     0.00
                               ==========    ==========   ==========    ==========   ==========   ==========

                                          Nine Months Ended                      Nine Months Ended
                                            June 30, 2003                          June 30, 2002
                               -------------------------------------    ------------------------------------
                                             Weighted        Per                     Weighted        Per
                                              Average       Share                     Average       share
                                 Loss          Shares       Amount        Income       Shares       Amount
                               ----------    ----------   ----------    ----------   ----------   ----------
       Basic and Diluted EPS
        Net Earnings (Loss)    $  (13,905)   25,070,402   $    (0.00)   $  756,375   24,759,047   $     0.03
                               ==========    ==========   ==========    ==========   ==========   ==========

(4)      Long-Term Debt

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement with a group of lenders, as subsequently amended on December 27, 2001 that provided $8,400,000 in financing (the "Vessel Loan") for the Casino Princesa, related equipment and working capital. The Vessel Loan is secured by a mortgage on the Casino Princesa and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Princesa Partners. In addition, the Company and Mr. Lien, the Company's majority stockholder, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.625% and calls for monthly payments of $130,258, including interest through January 2004 when the remaining balance is due. The Vessel Loan also requires mandatory prepayment of principal in an amount equal to 12% of the amount of Excess Revenue (as defined below) for each fiscal year, commencing January 2000. Excess Revenue as defined in the Vessel Loan equals the excess of (i) Princesa Partner's income from operations before taxes, depreciation and amortization minus principal and interest paid on the Vessel Loan during the fiscal year, over (ii) $4,000,000. The Vessel Loan contains typical covenants with respect to Princesa Partners, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred. As of September 30, 2002, Princesa Partners was in violation of the debt service covenant. On November 27, 2002, Princesa Partners received a waiver from the bank of the debt service covenant through January 2003. As of June 30, 2003 Princesa Partners was in violation of the debt service covenant. The Company believes that Princesa Partners will be in compliance with the applicable covenant by September 30, 2003.

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

         Financial information (in 000's) with respect to the reportable segments is as follows:

                                                                  For Three Months Ended June 30

                                              Miami Operations        Black Hawk Operations             Total
                                             2003          2002         2003         2002         2003         2002
                                          ----------    ----------   ----------   ----------   ----------   ----------
 Revenues
    Casino                                $    3,299    $    3,184   $    2,443   $    1,831   $    5,742   $    5,015
    Food and beverage                            398           484           41           49          439          533
    Other                                        577           442           13           13          590          455
                                          ----------    ----------   ----------   ----------   ----------   ----------
      Gross revenues                           4,274         4,110        2,497        1,893        6,771        6,003
    Less promotional allowance                   919           766           38           46          957          812
                                          ----------    ----------   ----------   ----------   ----------   ----------
      Net revenues                             3,355         3,344        2,459        1,847        5,814        5,191
                                          ----------    ----------   ----------   ----------   ----------   ----------

 Cost and expenses
    Casino                                     1,527         1,424        1,293        1,075        2,820        2,499
    Food and beverage                            234           275           35           42          269          317
    Selling, general and administrative        1,086         1,211          141          134        1,227        1,345
    Depreciation and amortization                235           247          183           92          418          339
    Interest expense                             152           177          222            1          374          178
                                          ----------    ----------   ----------   ----------   ----------   ----------
      Total costs and expenses                 3,234         3,334        1,874        1,344        5,108        4,678
                                          ----------    ----------   ----------   ----------   ----------   ----------
    Segment profit (loss)                 $      121    $       10   $      585   $      503   $      706   $      513
                                          ==========    ==========   ==========   ==========   ==========   ==========

                                                                  For Nine Months Ended June 30

                                              Miami Operations        Black Hawk Operations             Total
                                             2003          2002         2003         2002         2003         2002
                                          ----------    ----------   ----------   ----------   ----------   ----------
 Revenues
    Casino                                $    9,037    $    9,786   $    6,494   $    5,571   $   15,531   $   15,357
    Food and beverage                            935         1,275          138          130        1,073        1,405
    Other                                      1,187           937           39           49        1,226          986
                                          ----------    ----------   ----------   ----------   ----------   ----------
      Gross revenues                          11,159        11,998        6,671        5,750       17,830       17,748
    Less promotional allowance                 2,050         1,966          128          121        2,178        2,087
                                          ----------    ----------   ----------   ----------   ----------   ----------
      Net revenues                             9,109        10,032        6,543        5,629       15,652       15,661
                                          ----------    ----------   ----------   ----------   ----------   ----------

 Cost and expenses
    Casino                                     4,382         4,209        3,371        3,054        7,753        7,263
    Food and beverage                            671           775          108          108          779          883
    Selling, general and administrative        2,981         3,653          468          435        3,449        4,088
    Depreciation and amortization                709           708          494          265        1,203          973
    Interest expense                             534           518          625            2        1,159          520
                                          ----------    ----------   ----------   ----------   ----------   ----------
      Total costs and expenses                 9,277         9,863        5,066        3,864       14,343       13,727
                                          ----------    ----------   ----------   ----------   ----------   ----------
    Segment profit (loss)                 $     (168)   $      169   $    1,477   $    1,765   $    1,309   $    1,934
                                          ==========    ==========   ==========   ==========   ==========   ==========

The following schedule is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in 000's).

                                                       Three Months Ended June 30    Nine Months Ended June 30
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
 Segment profit (loss)                                $        706   $        513   $      1,309   $      1,934
    Unallocated amounts:
       Income
         Interest income                                         2              1             11              1
         Other                                                   2             20              5             68
                                                      ------------   ------------   ------------   ------------
           Total income items                                    4             21             16             69
                                                      ------------   ------------   ------------   ------------

       Expense
         General and administrative                            240            261            686            737
         Depreciation and amortization                          18             16             54             49
         Corporate interest                                    129            146            389            461
                                                      ------------   ------------   ------------   ------------
           Total expense items                                 387            423          1,129          1,247
                                                      ------------   ------------   ------------   ------------

 Consolidated net income (loss) before income taxes   $        323   $        111   $        196   $        756
                                                      ============   ============   ============   ============

(6)      Adoption of Statement of Financial Accounting Standards No. 141 and
         142:

         The Company adopted Statement of Accounting Standards ("SFAS") No. 141, "Business Combinations," effective October 1, 2002. SFAS No. 141 principally eliminated the pooling method for accounting for business combinations, and requires that intangible assets that meet certain criteria be reported separately from goodwill.

         The Company also adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets," effective October 1, 2002. SFAS No. 142 provides new guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires annual assessments for impairment of intangible assets that are not subject to amortization. Accordingly, effective October 1, 2002, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives.

         In accordance with SFAS No. 142, the Company recently completed the impairment test on each reporting unit for which it has recorded goodwill as of October 1, 2002. The Company contracted with a third-party valuation firm to complete the analysis. The resulting fair value of both the Miami and Black Hawk units' equity exceeded such unit's respective book value, indicating no goodwill impairment.

         For the nine months ending June 30, 2002, the Company recorded goodwill amortization of $73,098 and $30,843 for its Miami operating unit and Black Hawk operating unit, respectively.

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

         On January 29, 2003, after two months of remodeling, the Company opened the Jazz Alley Casino under the name Golden Gulch Casino. The Golden Gulch Casino currently has 245 gaming devices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact our operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in our operations. The success of our business operations is in turn dependent on factors such as access to capital, the effectiveness of our marketing strategies to grow our customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions as set forth under "Factors Affecting our Business and Prospects" below. Further, any forward looking statement or statements speak only as of the date on which such statement was made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

PRINCIPAL CONSOLIDATED STATEMENTS OF OPERATION ITEMS

Revenues

         Casino revenues are the net amount of money and coupons wagered by the customer less the customer winnings at our table games and slot machines. This increase can be analyzed as follows.

         Food and beverage revenues consist principally of sales of food and beverages to customers, including the value of complimentary meals and beverages provided to customers.

         Other revenues consist principally of admission fees paid by customers, including the value of complimentary and discounted promotional admissions, and revenues generated by ancillary services such as valet parking.

         The value of promotional allowances, including coupons played on our table games, complimentary meals and beverages, and complimentary admissions, are recorded as a separate line item and deducted from our gross revenues, yielding our net revenues.

Costs and Expenses

         Casino costs and expenses consist principally of payroll costs (salaries and benefits) related to our casino employees, fuel costs for the Casino Princesa, slot machine lease expenses, and repair and maintenance expenses for our slot machines and gaming tables.

         Food and beverage costs and expenses consist principally of the costs of purchasing meals and beverages sold, or provided on a complimentary basis, to customers.

         Selling, general and administrative costs and expenses consist principally of payroll costs (salaries and benefits) related to our administrative personnel, professional, legal and accounting fees, dock rent and excise tax for the Casino Princesa, office rent, sales taxes, advertising, promotions, insurance and general office expenses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002:

         REVENUES. Net revenues were $5,813,533 for the three months ended June 30, 2003, compared to $5,190,938 for the three months ended June 30, 2002, an increase of 12.0%.

         Miami Operations. Net revenues from our Miami operation were $3,354,992 for the three months ended June 30, 2003, compared to $3,343,717 for the three months ended June 30, 2002, an increase of 0.3%. This increase was primarily the result of an increased hold percentage on our table games during the three months ended June 30, 2003 over the same period in 2002, offset by a 6.2% decrease in the number of cruises from 194 cruises during the three months ended June 30, 2002 to 182 cruises during the same period in 2003. The average number of passengers per cruise, however, increased to 270 passengers during the three months ending June 30, 2003 compared to an average of 261 passengers during the same period in 2002. Food and beverage revenues were $397,941 for the three months ended June 30, 2003, compared to $483,629 for the three months ended June 30, 2002, a decrease of 17.7%. The decrease was primarily due to a reduction in complimentary meals and beverages given to customers. Other revenues, consisting primarily of cruise admission and valet parking revenues, were $576,166 for the three months ended June 30, 2003, compared to $441,265 for the three months ended June 30, 2002, an increase of 30%. This increase was primarily due to an increase in admission price from $5.95 to $9.95 on April 1, 2003. Promotional allowance expenses were $918,552 for the three months ended June 30, 2003, compared to $765,612 for the three months ended June 30, 2002, an increase of 20%. This increase was the result of an increase in complimentary admissions due to an increase in the admission price from $5.95 to $9.95 and matchplay coupons, partially offset by a decrease in complimentary meals and beverages.

         Black Hawk Operations. Net revenues from our Black Hawk operations were $2,458,541 for the three months ended June 30, 2003, compared to $1,847,221 for the three months ended

June 30, 2002, an increase of 33.1%. This increase was primarily due to revenue generated by Golden Gulch Casino, which opened in January 2003. Food and beverage revenues, other revenues and promotional allowance expenses do not constitute a material portion of net revenues from our Black Hawk operations.

         COSTS AND EXPENSES. Total costs and expenses were $4,990,992 for the three months ended June 30, 2003, compared to $4,776,048 for the three months ended June 30, 2002, an increase of 4.5%. This increase can be analyzed as follows.

         Miami Operations. Casino expenses for our Miami operation were $1,526,677 for the three months ended June 30, 2003, compared to $1,423,765 for the three months ended June 30, 2002, an increase of 7.2%. This increase was related to increases in payroll, fuel, slot machine leases and point redemptions offset by a decrease in repair and maintenance expense and coupons for slot machine play. Food and beverage expenses were $233,785 for the three months ended June 30, 2003, compared to $274,085 for the three months ended June 30, 2002, a decrease of 14.7%. This decrease was due to reduced passenger counts and a reduction in complimentary meals and beverages given to customers. Selling, general and administrative expenses were $1,086,329 for the three months ended June 30, 2003, compared to $1,210,607 for the three months ended June 30, 2002, a decrease of 10.3%. This decrease was due to a reduction in payroll, advertising, and promotional expenses.

         Black Hawk Operations. Casino expenses for our Black Hawk operations were $1,293,128 for the three months ended June 30, 2003, compared to $1,074,942 for the three months ended June 30, 2002, an increase of 20.3%. This increase was related to expenses incurred at the Golden Gulch Casino partially offset by the reduction in rent expense of the Golden Gates Casino, which was leased from a third party prior to the fourth quarter of fiscal 2002. Selling, general and administrative expenses were $141,463 for the three months ended June 30, 2003, compared to $133,758 for the three months ended June 30, 2002, an increase of 5.8%. This increase was primarily the result of expenses incurred at the Golden Gulch Casino, as well as increased parking garage expenses and promotions at the Golden Gates Casino. Depreciation and amortization expenses were $183,152 for the three months ended June 30, 2003, compared to $91,981 for the three months ended June 30, 2002, an increase of 99.1%. This increase was primarily due to the acquisition of property and equipment for the Golden Gates Casino in fiscal 2002 and property and equipment for the Golden Gulch Casino in November 2002.

         OTHER INCOME AND EXPENSE. Interest expense and financing costs with respect to related party debt were $128,082 for the three months ended June 30, 2003, compared to $146,231 for the three months ended June 30, 2002. This decrease was the result of our issuance of 3,500,000 shares of preferred stock in exchange for the cancellation of $3,500,000 of related party debt in July 2002. We accrued dividends with respect to the preferred stock of $70,000 for the three months ended June 30, 2003. Other interest and financing costs increased to $374,893 for the three months ended June 30, 2003, compared to $177,782 for the three months ended June 30, 2002, as a result of debt associated with the financing of our purchases of the Golden Gates Casino and the Golden Gulch Casino in August 2002 and November 2002, respectively.

         There was no income tax expense or benefit recorded in the quarters ended June 30, 2003 and June 30, 2002. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

Nine Months Ended June 30, 2003, Compared to Nine Months Ended June 30, 2003:

         REVENUES. Net revenues were $15,652,187 for the nine months ended June 30, 2003, compared to $15,661,132 for the nine months ended June 30, 2002, a decrease of 0.1%. This decrease can be analyzed as follows.

         Miami Operations. Net revenues from our Miami operation were $9,109,174 for the nine months ended June 30, 2003, compared to $10,032,080 for the nine months ended June 30, 2002, a decrease of 9.2%. This decrease was primarily the result of a 9.1% decrease in passenger count in the nine months ended June 30, 2003 over the same period in 2002, and a 6.2% decrease in the number of cruises from 564 cruises during the six months ended June 30, 2002 to 529 cruises during the same period in 2003. The average number of passengers per cruise during the nine month period ending June 30, 2003, decreased to 251 passengers compared to an average of 259 passengers during the same period in 2002. Food and beverage revenues were $935,462 for the nine months ended June 30, 2003, compared to $1,274,723 for the nine months ended June 30, 2002, a decrease of 26.6%. The decrease was primarily due to reduced passenger counts and a reduction in complimentary meals and beverages given to customers. Other revenues, consisting primarily of cruise admission and valet parking revenues, were $1,186,622 for the nine months ended June 30, 2003, compared to $936,607 for the nine months ended June 30, 2002, an increase of 26.7%. This increase was due to the Company assuming the valet parking operations in June 2002 and thus receiving 100% of the valet parking revenue after such time versus 50% prior to June 2002 and the increase in the admission price from $5.95 to $9.95 on April 1, 2003. Promotional allowance expenses were $2,049,993 for the nine months ended June 30, 2003, compared to $1,965,521 for the nine months ended June 30, 2002, an increase of 4.3%. This increase was the result of an increase in complimentary admissions and matchplay coupons offset by a decrease in complimentary meals and beverages.

         Black Hawk Operations. Net revenues from our Black Hawk operations were $6,543,013 for the nine months ended June 30, 2003, compared to $5,629,052 for the nine months ended June 30, 2002, an increase of 16.2%. This increase was primarily due to revenues generated by Golden Gulch Casino which opened in January 2003. Food and beverage revenues, other revenues and promotional allowance expenses do not constitute a material portion of net revenues from our Black Hawk operations.

         COSTS AND EXPENSES. Total costs and expenses were $13,924,025 for the nine months ended June 30, 2003, compared to $13,992,903 for the nine months ended June 30, 2002, a decrease of 0.5%. This decrease can be analyzed as follows.

         Miami Operations. Casino expenses for our Miami operation were $4,381,879 for the nine months ended June 30, 2003, compared to $4,208,615 for the nine months ended June 30, 2002, an increase of 4.1%. This increase was due to increases in payroll, fuel, slot machine leases and point redemption expenses partially offset by a decrease in coupons for slot machine play. Food and beverage expenses were $671,033 for the nine months ended June 30, 2003, compared to $775,265 for the nine months ended June 30, 2002, a decrease of 13.4%. This decrease was primarily due to a reduction in complementary food and beverage given to customers. Selling, general, and administrative expenses were $2,980,813 for the nine months ended June 30, 2003, compared to $3,652,414 for the nine months ended June 30, 2002, a decrease of 18.4%. This decrease was primarily due to a reduction in payroll, legal fees, and advertising.

         Black Hawk Operations. Casino expenses for our Black Hawk operations were $3,370,999 for the nine months ended June 30, 2003, compared to $3,054,296 for the nine months ended June 30, 2002, an increase of 10.4%. This increase was related to expenses incurred at the Golden Gulch Casino partially offset by the reduction in rent expense for the Golden Gates Casino, which was leased from a third party during the nine months ending June 30, 2002. Selling, general and administrative expenses were $467,638 for the nine months ended June 30, 2003, compared to $434,726 for the nine months ended June 30, 2002, an increase of 7.6%. This increase was primarily the result of expenses at the Golden Gulch Casino, as well as an increase in promotions at the Golden Gates Casino. Depreciation and amortization expenses were $493,505 for the nine months ended June 30, 2003, compared to $264,944 for the nine months ended June 30, 2002, an increase of 86.3%. This increase was primarily due to the acquisition of the Golden Gates Casino and the Golden Gulch Casino in August 2002 and November 2002, respectively.

         OTHER INCOME AND EXPENSE. Interest expense and financing costs with respect to related party debt decreased to $387,339 for the nine months ended June 30, 2003, compared to $458,001 for the nine months ended June 30, 2002. This decrease was the result of our issuance of 3,500,000 shares of preferred stock in exchange for the cancellation of $3,500,000 of related party debt in July 2002. We accrued dividends with respect to the preferred stock of $210,000 during the nine months ended June 30, 2003. Other interest and financing costs increased to $1,160,844 for the nine months ended June 30, 2003, compared to $523,184 for the nine months ended June 30, 2002, as a result of debt incurred in connection with our purchases of the Golden Gates Casino property and equipment in August 2002, and the Golden Gulch Casino property and equipment in November 2002.

         There was no income tax expense or benefit recorded in the nine months ended June 30, 2003 or June 30, 2002. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years.

Liquidity and Capital Resources

         We had cash and cash equivalents of $1,103,737 at June 30, 2003, compared to $1,372,238 at June 30, 2002, a decrease of $268,501.

         During the nine months ended June 30, 2003, net cash flow from operating activities was $2,298,073 compared to $1,281,433 for the nine months ended June 30, 2002, primarily as a result of decreased payments related to accounts payable and accrued expenses. We expect that we will generate cash flow from operations in amounts sufficient to satisfy our short-term liquidity needs.

         Investing activities used net cash of $3,465,815 during the nine months ended June 30, 2003, compared to $1,194,270 during the nine months ended June 30, 2002. This increase was primarily due to the purchase of the Golden Gulch Casino.

         Financing activities provided net cash of $1,040,564 for the nine months ended June 30, 2003, compared to using cash of $502,690 for the nine months ended June 30, 2002. The increase was primarily due to $2,080,000 of new debt associated with the purchase of Golden Gulch Casino and two $100,000 short term notes due December 4, 2003, the proceeds of which were used to finance the remodeling and the purchase of equipment for the Golden Gulch Casino.

         Our current liabilities exceeded our current assets by $8,571,196 at June 30, 2003. Current liabilities includes, among other amounts due within one year, the Vessel Loan in the amount of $4,642,269 discussed in Note 4 to the Consolidated Financial Statements, and other current maturities of long-term debt in the amount of $2,621,569. Management intends to address this deficit in working capital during fiscal 2004.

FUTURE OPERATIONS

         Company wide, we increased net revenues by 12% and net income by 190% over the same quarter in fiscal year 2002. With the fourth quarter historically being our strongest quarter we anticipate continued growth in net revenues and net income in the fourth quarter of fiscal year 2003.

         We are pleased with the results that the Golden Gulch Casino has generated. We have attained our goal of 245 slot machines and are focusing on increasing our customer base to increase our segment profit.

         Golden Gates Casino continues its strong performance. We anticipate the renovation of Golden Gates Casino to begin in September 2003. This renovation will enable us to increase the square footage of the casino and correspondingly the number of slot machines available to our customers.

         The Casino Princesa showed an 8.8% increase in slot revenues and a 2.6% increase in table games revenues over the same quarter in fiscal year 2002. This was the result of our strategy to direct our marketing and promotions from the table games to the slot machine player. We believe this strategy will continue to increase the profitability of the Casino Princesa as expenses associated with slot machines are historically lower than expenses associated with table games.

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

       o In the past, we have relied upon loans from Mr. Brustuen "Bruce" H. Lien and BHL Capital, of which Mr. Lien is the majority shareholder, to obtain the capital necessary to purchase the interests in the Casino Princesa previously held by a third party and to fund working capital shortages. Mr. Lien has also been required to provide personal guarantees in order for us to obtain financing for the Casino Princesa, the Golden Gates Casino and the Golden Gulch Casino. There is no assurance that Mr. Lien and BHL Capital will have the intent or the ability to fund future cash shortages, if any, to the extent funded in fiscal years 2000 and 2001 or to provide guarantees. If management is unable to continue to effectuate its operational plan and generate cash flow from operating activities, or if Mr. Lien or BHL Capital is unwilling or unable to provide additional funding, we may not be able to satisfy our long-term debt obligations.

       o Princesa Partners was in default on the vessel loan due to a failure to comply with the debt service covenants contained in the vessel loan agreements at September 30, 2002. On November 27, 2002, we received a waiver of the vessel loan's debt service covenants through January 2003; however, on January 31, 2003 we were not in compliance with the loan covenants relating to debt service requirements. Although we believe that we will be in compliance with the debt service covenants commencing with the quarter ending September 30, 2003, there is no guarantee that we will achieve such compliance or that we will not violate the terms of the vessel loan agreements in the future, which could result in the acceleration of all amounts owed under the loan that matures January 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's ("SEC") rules and forms. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and Interim Chief Financial Officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART II
                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In October 1998, Princesa Partners entered into a Loan Agreement and Security Agreement with a group of lenders, as subsequently amended on December 27, 2001 that provided $8,400,000 in financing (the "Vessel Loan") for the Casino Princesa, related equipment and working capital. The Vessel Loan is secured by a mortgage on the Casino Princesa and all related furniture, furnishings, machinery and equipment (including gaming equipment) owned by Princesa Partners. In addition, the Company and Mr. Lien, the Company's majority stockholder, guaranteed the Vessel Loan. The Vessel Loan bears interest at 10.625% and calls for monthly payments of $130,258, including interest through January 2004 when the remaining balance is due. As of September 30, 2002, Princesa Partners was in violation of the debt service covenant. On November 27, 2002, Princesa Partners received a waiver from the bank of the debt service covenant through January 2003. As of June 30, 2003 Princesa Partners again was in violation of the debt service covenant. Although we believe that we will be in compliance with the debt service covenants commencing with the quarter ending September 30, 2003, there is no guarantee that we will achieve such compliance or that we will not violate the terms of the vessel loan agreements in the future, which could result in the acceleration of all amounts owed under the loan that matures January 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits set forth on the Exhibit Index attached to this report are incorporated herein by reference.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONCORDE GAMING CORPORATION


Date: August 12, 2003                       By: /s/ Jerry L. Baum
                                                -------------------------------
                                                Jerry L. Baum,
                                                Chief Executive Officer,
                                                Interim Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
3.1           Amended and Restated Articles of Incorporation(1)

3.2 Articles of Amendment to Articles of Incorporation filed on July 31, 2002(2)

3.3           Fourth Amended and Restated Bylaws(3)

31            Rule 13a-14(a) Certification of Chief Executive Officer and
              Interim Chief Financial Officer

32            Section 1350 Certification of Chief Executive Officer and
              Interim Chief Financial Officer

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