Form 10KSB
period 2003-09-30
CONCORDE GAMING CORP
filed 2004-01-13
CIK 215503

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                   FORM 10-KSB

         (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934
             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________TO ________

                          Commission File Number 0-8698

                           CONCORDE GAMING CORPORATION
                 (Name of Small Business Issuer in its Charter)

                   COLORADO                                 84-0716683
         (State or Other Jurisdiction of                 (I.R.S. Employer
          Incorporation or Organization)                Identification No.)

         3290 LIEN STREET, RAPID CITY, SOUTH DAKOTA             57709
         (Address of Principal Executive Offices)            (Zip Code)

         Issuer's Telephone Number, Including Area Code: (605) 341-7738

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         For the most recently completed fiscal year, the issuer's revenues were $21,300,351.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 23, 2003 was $565,299, computed by reference to the price at which the common stock was sold on December 23, 2003.

         The number of shares of the issuer's common stock outstanding as of December 23, 2003 was 25,070,402.

         Transitional Small Business Disclosure Format (check one): YES [_]
NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business...........................................................     1

Item 2.   Description of Property...........................................................     9

Item 3.   Legal Proceedings.................................................................    10

Item 4.   Submission of Matters to a Vote of Security Holders...............................    10

                                           PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........................    10

Item 6.   Management's Discussion and Analysis or Plan
          of Operation......................................................................    11

Item 7.   Financial Statements..............................................................    18

Item 8.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure............................................    18

Item8A.  Controls and Procedures............................................................    18

                                           PART III

Item 9.  Directors and Executive Officers of the Registrant ................................    19

Item 10.  Executive Compensation............................................................    20

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters...................................................    21

Item 12.  Certain Relationships and Related Transactions....................................    23

Item 13.  Exhibits, List and Reports on Form 8-K............................................    24

Item 14.  Principal Accountant Fees and Services............................................    24

                           FORWARD-LOOKING INFORMATION

    Statements in this report that are not descriptions of historical facts are forward-looking statements provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of our business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. Such statements often include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

    These forward-looking statements are based on the information that was currently available to us, and the expectations and assumptions that were deemed reasonable by us, at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law, and all such forward-looking statements should be read as of the time the statements were made, and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

    Many factors may cause or contribute to actual results or events being materially different from those expressed or implied by forward-looking statements. Although it is not possible to predict or identify all such factors, they include those set forth under "Description of Business" and "Management's Discussion and Analysis or Plan of Operations" below.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Concorde Gaming Corporation was incorporated as a Colorado corporation on September 1, 1976. Through our wholly owned subsidiaries, Concorde Cripple Creek, Inc. and Concorde Blackhawk Corporation, each a Colorado corporation, we operate the Golden Gates Casino and the Golden Gulch Casino, respectively, each a limited stakes casino located in Black Hawk, Colorado. In addition, through our wholly owned subsidiaries, Concorde Cruises, Inc., a South Dakota corporation, and Conami, Inc., a Florida corporation, we own 100% of Princesa Partners, a Florida general partnership. Princesa Partners owns and operates an offshore gaming vessel, the Princesa, from Bayfront Park, Miami, Florida. Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Partners owns the Princesa and, pursuant to a charter agreement dated October 2, 1998, charters the Princesa to Concorde Cruises, which operates the Princesa. Construction of the Princesa was completed, and the Princesa commenced operations in October 1998.

RECENT BUSINESS DEVELOPMENTS

Remodel of Golden Gates Casino

         In September 2003, Golden Gates began a $1.3 million remodel of the Golden Gates Casino. The building improvements include increased square footage on the first and second levels. The casino will remain open throughout the remodeling process, which is expected to be completed in January 2004. To finance, in part, the remodeling project, Concorde Cripple Creek entered into a Loan Modification Agreement in August 2003 pursuant to which Concorde Cripple Creek borrowed an additional $800,000 under a Loan Agreement first entered into in July 2002.

Opening of Golden Gulch Casino

         In December 2002, Concorde Blackhawk purchased the Jazz Alley Casino property located in Black Hawk, Colorado, for approximately $1.6 million. In January 2003, after two months of remodeling, we opened the Golden Gulch Casino. The Golden Gulch Casino currently has 245 gaming devices.

Princesa Refinancing

         In October 2003, Princesa Partners refinanced its existing indebtedness by entering into a Loan Agreement for an aggregate amount of $5.65 million (the "Princesa Loan"). This loan is due on demand, and, if no demand is made, is payable through October 2006. Concorde Cruises, Conami, and Concorde Gaming are co-borrowers under the Princesa Loan, and the Princesa Loan is secured by substantially all of the assets of Concorde Gaming, Conami, Concorde Cruises and Princesa Partners, including a ship mortgage on the Princesa in favor of the lender, First National Bank.

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

         The Golden Gates Casino is located on Main Street in Black Hawk, Colorado directly across from the Richman Street Bridge, which bridge provides access onto Main Street from U.S. Highway 119. The Golden Gates Casino offers four blackjack tables and 265 gaming machines on approximately 4,300 square feet of gaming floor space and also features a full service liquor bar and provides nightly valet parking.

         The Golden Gulch Casino is located on Main Street in Black Hawk next to the Golden Gates Casino. The Golden Gulch Casino offers 245 gaming machines on approximately 4,000 square feet of gaming floor space and also features a full service liquor bar.

         Each of the Golden Gates Casino and the Golden Gulch Casino depend primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents for its customer base. Denver and its surrounding communities have an approximate population of two million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area.

Competition

         The primary competition for the Golden Gates Casino and Golden Gulch Casino are from other casinos operating in Black Hawk and Central City, of which there were approximately 15 as of September 30, 2003, and, secondarily, casinos operating in Cripple Creek, of which there were approximately five as of September 30, 2003. We believe that the primary competitive factors in the Black Hawk/Central City market are location, availability and convenience of parking, number of gaming machines and tables, types and pricing of amenities, name recognition, and overall atmosphere.

         In November 2000, the Riviera opened approximately one block from the Golden Gates Casino, and in March 2000, The Black Hawk Mardi Gras opened directly across Main Street from the Golden Gates Casino. Collectively, the Riviera and The Black Hawk Mardi Gras added approximately 1,720 gaming devices to the Black Hawk gaming market. In December 2001, the Black Hawk Casino by Hyatt opened one block from the Golden Gates Casino. This casino has 1,550 parking spots, 1,332 gaming machines disbursed over 55,000 square feet and brings Las Vegas style amenities to the area. In addition, other casino projects are reported to be in various stages of planning or have commenced construction in Black Hawk. Other experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, including Anchor Gaming and Fitzgerald's, many of which have substantially greater financial and marketing resources than us. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, we expect the number of gaming facilities to continue to increase.

         While it is difficult to assess the development and timing of competing projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the announced projects will be completed and opened to the public. Despite the increased competition, we believe the opening of new casinos in the area has increased the number of casino patrons and contributed to increased revenues over prior years' results.

         In November 1999, Central City property owners approved a business improvement district to seek financing for the construction of a southern access road (commonly referred to as the South Access) to Interstate 70. This road, if constructed, would provide a faster route for casino patrons to drive to Central City from I-70. If the South Access is built, it would likely have a negative impact on the Golden Gates Casino and the Golden Gulch Casino. Central City is located adjacent to Black Hawk and currently provides the primary competition to the gaming establishments in Black Hawk, with five casinos and approximately 1,595 gaming devices. Black Hawk has historically enjoyed an advantage over Central City in large part because access to Central City by State Highway 119 (currently the only major access to either Black Hawk or Central City from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City.

         A decline in the Denver economy, a decline in the Black Hawk gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on the results of operations, financial position and cash flows of our Black Hawk casinos.

         In addition to competing with other gaming facilities in Colorado as described above, our Black Hawk casinos compete, to a lesser degree, for customers with gaming facilities nationwide, including casinos in Nevada and Atlantic City, New Jersey and casinos operated on Native American lands in various Western states, including Colorado. Many of these competitors have substantially greater financial resources and experience in the gaming business. Our Black Hawk casinos also compete with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming and pari-mutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. Further expansion of legalized casino gaming to new jurisdictions throughout the United States may also adversely affect competitive conditions.

Seasonal Fluctuation and Inclement Weather

         Because the Golden Gates Casino and the Golden Gulch Casino are located in the Rocky Mountains, sudden and severe winter storms may adversely affect our revenues. Access to Black Hawk, which is located ten miles from Interstate 70, is via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, reducing the number of patrons traveling to Black Hawk and negatively affecting our revenue during these periods. In addition, bad weather can result in a loss of services to the casinos, which negatively affects our operations. As a result, the business of our Black Hawk casinos tend to be seasonal, with the highest level of activity occurring during the summer months.

Difficulty in Attracting and Retaining Qualified Employees

         The operation of our gaming facilities requires qualified managers and skilled employees with gaming industry experience and qualifications necessary to obtain the requisite licenses. We believe that a shortage of skilled labor exists in the gaming industry and that this shortage will make it increasingly difficult and expensive for the Golden Gates Casino and the Golden Gulch Casino to attract and retain qualified employees. Increasing competition in the Black Hawk market for qualified employees may lead to higher costs to retain and attract qualified employees. We may not be able to attract and retain qualified employees in each of our Black Hawk casinos. If our Black Hawk casinos are not able to attract and retain qualified employees or if labor costs increase in connection therewith, there could be an adverse impact on our results of operation.

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

         To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our Black Hawk casinos. Gaming licenses and related approvals are deemed to be privileges under Colorado law and no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing licenses, permits or approvals will not be revoked or not renewed. The current retail gaming licenses for the Golden Gates Casino and the Golden Gulch Casino will expire in July 2004. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that we can successfully renew our licenses in a timely manner or at all.

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

         We may not make a public offering of our securities without notifying the Gaming Commission. The notification must occur within ten business days after the initial filing of a registration statement with the Securities and Exchange Commission or, if the offering will not be registered with the Securities and Exchange Commission, ten days prior to the public use or distribution of any offering document. The notification procedures apply to any offering we make where the proceeds will be used or intended for use: (1) in constructing gaming facilities in Colorado; (2) financing the operation of Colorado gaming facilities; (3) acquiring any direct or indirect interest in Colorado gaming facilities; or (4) in retiring or extending obligations incurred for any of the above purposes. The notification must disclose, among other things, a description of the securities to be offered, the proposed terms of the offering, its anticipated gross and net proceeds, and the use of the proceeds.

Liquor Regulation

         The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies. Subject to certain exceptions, all persons who directly or indirectly own 5% or more of Concorde Cripple Creek and Concorde Blackhawk must file applications with, and are subject to investigation by, the applicable agencies. These agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are subject to renewal, are revocable and are not transferable. These agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action could, and any failure to renew or other revocation of any of our liquor licenses would, have a material adverse effect upon the operations of our Black Hawk casinos.

Taxation

         Our Black Hawk casino operations are subject to taxes imposed upon our gaming operators by the Gaming Commission and the town of Black Hawk. Taxes currently levied upon operations include taxes, payable monthly, on adjusted gross proceeds ("AGP" is defined by Colorado law as amount wagered minus the total amount paid out in prizes) and annual gaming device fees. Such taxes and fees are subject to revision from time to time. The annual tax rates in effect for the past 12 months were, 0.25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million, 4% from $4.0 million to $5.0 million, 11% from $5.0 million to $10.0 million, 16% from $10.0 million to $15.0 million, and 20% of amounts in excess of $15.0 million of AGP. Under the Colorado Constitution, the Gaming Commission is authorized to increase the gaming tax rate to as much as 40% of AGP.

         Black Hawk currently imposes liquor licensing fees, transportation fees and other fees per gaming device. Significant increases in the applicable fees, or the imposition of new taxes or fees, could have an adverse effect on us, and there can be no assurance that such fees will not be increased or additional taxes or fees be imposed, which could have an adverse impact on our operations.

FLORIDA OPERATIONS

         Casino Princesa currently employs approximately 137 people and operates the gaming vessel, the Princesa. Casino Princesa operates so-called "cruises-to-nowhere" where passengers board the Princesa and travel into international waters before gaming activities can commence. Each cruise-to-nowhere is approximately four and one-half hours in length, including the travel time to and from international waters. The Princesa departs from docks in Bayfront Park, adjacent to Bayside Marketplace in Biscayne Bay, Miami, Florida.

         The Princesa was completed in early October 1998 and is a United States registered vessel operating under a Certificate of Inspection from the United States Coast Guard. The Princesa is approximately 100 gross registered tons in size, 200 feet in length and 40 feet in width, and has four decks, three of which are enclosed. It has a capacity for 600 passengers in addition to the crew. The Princesa features over 10,000 square feet of gaming area with approximately 450 gaming positions, including approximately 279 slot and video gaming machines and 23 table games, including blackjack, craps, roulette, stud poker, pai gow, mini baccarat and other games. Other amenities include dining, dancing and entertainment and cocktail lounges. The Princesa was designed specifically for the offshore gaming industry and includes an internal stabilization system for passenger comfort.

Competition

         Casino Princesa competes primarily with one other cruise-to-nowhere operator within the Miami market and in Southern Florida with numerous other day-cruise vessels and pari-mutuel facilities, racetracks and Jai-Alai frontons. Casino Princesa competes principally on the basis of location, range and pricing of amenities, gaming mix, and overall atmosphere. Casino Princesa also faces substantial competition with Native American casinos located in Southern Florida.

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

Seasonal Fluctuation and Inclement Weather

         Casino Princesa's revenues are adversely affected by inclement weather, which has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are historically lower immediately before and immediately after inclement weather conditions. During fiscal 2003, Casino Princesa conducted 702 cruises, carried a total of 182,126 passengers and cancelled one cruise due to inclement weather, 11 cruises for the Miami Grand Prix and 15 cruises due to maintenance and repair. The cruise-to-nowhere industry in Florida is also subject to seasonal fluctuations with the highest levels of activities occurring during the months of January through April.

Sales and Marketing

         Casino Princesa focuses its sales and marketing efforts within a one hundred mile radius of Miami. Casino Princesa must attract passengers from both the local population and the tourist population to survive the seasonal fluctuations that occur in the Florida tourist industry. Casino Princesa concentrated its efforts on local markets and on tourists visiting the local markets while on vacation and promotes its cruises through general advertising, direct mailings, travel agents and its own sales force.

Regulatory

         The Princesa's operation as a United States registered cruise-to-nowhere vessel was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters. Under Florida law no gambling may occur while the ship is in Florida's waters, and, accordingly, gambling activities on the Princesa are conducted solely in international waters.

         Various legislation has been proposed from time to time in Florida that would have adversely impacted the cruise-to-nowhere industry. To date, no such legislation has become law. There can be no assurance that further legislation will be introduced and become law in the future that could adversely affect the business of the Casino Princesa.

EMPLOYEES

         As of December 31, 2003, we and our subsidiaries employed 255 people, with 230 employed full time. No employee is covered by a collective bargaining agreement. We believe that we have satisfactory employee relations.

ENVIRONMENTAL MATTERS

         Compliance with federal, state and local laws regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon our capital expenditures, earnings or competitive position. We are not presently a party to any litigation or administrative proceeding with respect to our compliance with such environmental standards.

         Certain areas within the Black Hawk/Central City region have been designated superfund sites by the Environmental Protection Agency as a result of contamination from historic mining activities in the area. We do not believe the real estate we own or lease in Black Hawk has any environmental contamination or other environmental issues associated with such real estate.

ITEM 2. DESCRIPTION OF PROPERTY.

         We lease approximately 4,500 square feet of office space located in Rapid City, South Dakota on a month-to-month basis from BHL Capital Corporation ("BHL Capital"), a corporation controlled by Brustuen "Bruce" H. Lien, the majority shareholder, director and chairman of the board of Concorde Gaming.

         Casino Princesa has the right to use dock space in Biscayne Bay with respect to the Princesa pursuant to a use agreement, referred to as the "Use Agreement," with Bayfront Park Management Trust, a limited agency and instrumentality of the City of Miami, Florida, referred to as the "Trust." The Use Agreement grants Casino Princesa the exclusive right to use the Trust's docking facilities at Bayfront Park for the purpose of docking vessels, including an offshore gaming vessel. The current term of the Use Agreement will expire October 2007, and Casino Princesa has a right of first refusal to extend the Use Agreement for an additional five years following the end of the current term if the Trust decides to continue the use of the docks for gaming vessels and no event of default has occurred under the Use Agreement.

         In July 2002, we completed the acquisition of the Golden Gates Casino property. The acquisition included the purchase of the Golden Gates Casino building, land and a unit (consisting of 40 spaces) in the parking garage attached to the casino. We previously leased the Golden Gates Casino under a long-term lease with an unrelated third party. In July 2002, Concorde Cripple Creek also closed a $7.6 million long-term debt financing, the proceeds of which were used to acquire the Golden Gates Casino ($6,400,000), finance the future renovation and expansion thereof ($800,000), and pay certain closing and debt services fees ($400,000). In August 2003, Concorde Cripple Creek borrowed an additional $800,000 under this long-term debt financing. The long-term debt is payable to the lending bank in monthly principal installments of $74,267, including interest, matures on August 1, 2009, is guaranteed by Concorde Gaming and Brustuen "Bruce" H. Lien, and is secured by a deed of trust on the Golden Gates Casino property. The note evidencing the loan has a variable interest rate between 7% and 12%. The interest rate at September 30, 2003 was 8%.

         In December 2002, Concorde Blackhawk purchased the Jazz Alley Casino property for approximately $1.6 million, including buildings, improvements and other fixtures, furniture and equipment located on the property. In conjunction with this acquisition, Concorde Blackhawk entered into a loan agreement in the amount of $2,080,000, which amount is guaranteed by Concorde Gaming and Brustuen "Bruce" H. Lien and is secured by a deed of trust on the Jazz Alley Casino property. The note evidencing the loan has an interest rate of 10%, with interest payable monthly until the note matures in March 2004. We opened the gaming facilities on the property in January 2003 under the name of "Golden Gulch Casino."

ITEM 3. LEGAL PROCEEDINGS.

         We are involved in routine litigation arising in the ordinary course of our business, the resolution of which is not expected to have a material effect on our financial position or results of operations.

         In 2003 the Company received a notice of personal property taxes due in the amount of approximately $165,000 from Dade County, Florida, where the Company docks the Casino Princesa. The Company disagrees with the proposed assessment and intends to appeal it in 2004. Management is unable to determine the likelihood of success in defending against this proposed assessment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the quarter ended September 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         There is no established public trading market for our common stock. The following market information is based upon the high and low bid price of our common stock as quoted by the Pink Sheets' Electronic Quotation Service. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                 High Bid         Low Bid
                                                 --------         -------
Fiscal Year ended September 30, 2003
   First Quarter                                   $0.30           $0.05
   Second Quarter                                  $0.20           $0.06
   Third Quarter                                   $0.19           $0.09
   Fourth Quarter                                  $0.25           $0.09

Fiscal Year ended September 30, 2002
   First Quarter                                   $0.01           $0.01
   Second Quarter                                  $0.25           $0.03
   Third Quarter                                   $0.25           $0.10
   Fourth Quarter                                  $0.40           $0.10

HOLDERS

         As of November 30, 2003, there were approximately 180 record holders of our common stock.

DIVIDENDS

         We have never declared or paid dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of the business and do not anticipate paying any dividends in the foreseeable future. We intend to pay dividends on our preferred stock as cash is available.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the financial statements and notes thereto filed with this report. As used herein, the term "Fiscal 2003" refers to the fiscal year ending September 30, 2003, and the term "Fiscal 2002" refers to the fiscal year ending September 30, 2002.

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, but are not limited to, changes in gaming regulations and tax rates in Colorado, Florida, and other jurisdictions that could impact our operations, changes in economic conditions, declining popularity of gaming, competition in Colorado and Florida and other jurisdictions, and the level and rate of growth in our operations. The success of our business operations is dependent on factors such as access to capital, the effectiveness of our marketing strategies to grow our customer base and improve customer response rates, general competitive conditions within the gaming industry and general economic conditions as set forth under "Factors Affecting Our Business and Prospects" below. Further, any forward-looking statement or statements speak only as of the date on which such statement was made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

OVERVIEW

         Through our wholly owned subsidiary, Concorde Cripple Creek, we own and operate and Golden Gates Casino, a limited stakes casino in Black Hawk, Colorado. Through our wholly owned subsidiary, Concorde Blackhawk Corporation, we own Golden Gulch Casino, also a limited stakes casino in Black Hawk, Colorado.

         In addition, through our wholly owned subsidiaries, Concorde Cruises and Conami, we own 100% of Princesa Partners, which owns and operates the offshore gaming vessel the

Princesa from Bayfront Park, Miami, Florida. Conami owns 80% of Princesa Partners with the remaining 20% owned by Concorde Cruises. Princesa Partners owns the Princesa and, pursuant to a charter agreement, charters the Princesa to Casino Princesa which operates the Princesa.

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

         Allowance for Doubtful Accounts. Casino Princesa extends credit to its customers, following an investigation of creditworthiness, on terms that it establishes for each customer, primarily on an unsecured basis. The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. To the extent historical estimates of the allowance for doubtful accounts prove in accurate, our current receivables could be overvalued. Colorado state law does not allow the granting of credit at the Golden Gates Casino or the Golden Gulch Casino.

         Property and Equipment. Property and equipment are recorded at cost. Assets are depreciated over their estimated useful lives or amortized over their lease terms using the straight-line or accelerated methods. Estimated useful lives for furniture, gaming equipment, and vehicles are five to seven years, for leasehold improvements the life of the underlying lease, for vessel and improvements 10 to 30 years, and for buildings and improvements 30 to 39 years.

         Long-Lived Assets. We periodically evaluate the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. We engaged an independent company to perform an analysis of goodwill as of September 30, 2003. The fair value of the operating entities was determined using a combination of a discounted cash flow model and a guideline public company method using market-based valuation multiples. Management determined that there was no impairment of our long-lived assets at our Black Hawk operations, but determined that there was impairment of goodwill at our Miami operations of approximately $573,000 that was written off at September 30, 2003.

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

RESULTS OF OPERATIONS

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         REVENUES

         Net revenues were $21,300,351 for Fiscal 2003, compared to $20,993,752 for Fiscal 2002, an increase of 1.5%. This increase was primarily related to increases in net revenues at the Black Hawk Operations.

         Miami Operations. Casino Princesa net revenues were $12,401,654 for Fiscal 2003, compared to $13,303,119 for Fiscal 2002, a decrease of 6.8%. This decrease in net revenues was primarily due to a decrease in cruises, passenger counts, food and beverage revenues and an increase in promotional allowances. Total passenger count decreased 9.6% in Fiscal 2003 over

Fiscal 2002, and the number of cruises decreased 7.5% in Fiscal 2003 from Fiscal 2002. The decrease in cruises was due to the elimination of one cruise each Saturday night beginning in December 2002 as a cost saving measure. Food and beverage revenues were $1,134,506 for Fiscal 2003, as compared to $1,672,247 for Fiscal 2002, a decrease of 32.2%. The decrease in food revenues is due to management's decision on July 1, 2003 to sublease the food operation to an outside restaurant. Promotional allowance expenses were $2,787,352 for Fiscal 2003, as compared to $2,664,901 for Fiscal 2002, an increase of 4.6%. This increase was primarily due to increased use of match-play promotions on table games and increased complimentary admissions. Table games promotion expenses were $650,709 for Fiscal 2003 and $466,134 for Fiscal 2002, an increase of 36.9%.

         Black Hawk Operations. Black Hawk casino net revenues were $8,898,697 for Fiscal 2003, compared to $7,690,633 for Fiscal 2002, an increase of 15.7%. This increase was primarily due to revenues generated by Golden Gulch Casino, which opened in January 2003. Food and beverage revenues, other revenues and promotional allowance expenses do not constitute a material portion of net revenues from our Black Hawk operations.

         COSTS AND EXPENSES

         Total costs and expenses were $19,989,812 for Fiscal 2003, compared to $19,033,960 for Fiscal 2002, an increase of 5.0%. This increase was primarily attributable to our Black Hawk operations and can be analyzed as follows:

         Miami Operations. Total operating expenses for Casino Princesa were $13,282,245 for Fiscal 2003, compared to $13,407,729 for Fiscal 2002, a decrease of 0.9%. The decrease in total operating expenses was primarily related to a $226,170, or 4.0%, increase in casino expenses that consisted primarily of an increase in slot machine leases, offset by a $102,555, or 9.9%, decrease in food and beverage expenses due to decreased passenger counts. During the fourth quarter of 2003, the Company completed its annual impairment testing of goodwill and determined that impairment existed at its Miami operation due to unexpected deterioration in passenger counts and reduced expectations for revenue growth. Accordingly, an impairment charge of approximately $573,000 was recorded in the fourth quarter of 2003 representing all of the goodwill previously recorded for the Miami operations.

         Black Hawk Operations. Total operating expenses for the Black Hawk casinos were $7,103,569 for Fiscal 2003, compared to $5,308,778 for Fiscal 2002, an increase of 33.8%. This increase was related to expenses incurred at the Golden Gulch Casino that were partially offset by the reduction in rent expense of the Golden Gates Casino, which was leased from a third party prior to the fourth quarter of fiscal 2002. Food and beverage expenses decreased $3,787, or 2.6%. Selling, general and administrative expenses increased $57,119, or 9.6%, from Fiscal 2002 to Fiscal 2003. Depreciation and amortization expense increased $299,616, or 76.0%, from Fiscal 2002 to Fiscal 2003 primarily due to the acquisition of property and equipment for the Golden Gates Casino in Fiscal 2002 and property and equipment for the Golden Gulch Casino in November 2002.

         OTHER INCOME AND EXPENSE

         Other income was $6,780 for Fiscal 2003 compared to $70,490 for Fiscal 2002, a decrease of 90.4%. For nine months of Fiscal 2002 Bayfront Ventures was 50% owners in

Bayfront Valet. Thus 50% of the net income was recorded as other income. For all of fiscal 2003 we have owned 100% of Bayfront Valet, and its revenues are recorded in the other revenues and its costs are recorded in the cost and expense section of the Miami Operations segment.

         Total interest expense was $1,979,259 for Fiscal 2003, compared to $1,413,452 for Fiscal 2002, an increase of 40.0%. The increase was primarily due to debt incurred in connection with our purchases of the Golden Gates Casino property and equipment in August 2002, and the Golden Gulch Casino property and equipment in December 2002.

FEDERAL AND STATE INCOME TAXES

         We recorded no federal or state income tax benefit for Fiscal 2003 or Fiscal 2002. We record an income tax benefit using the estimated effective tax rate for the fiscal year if the amount of loss incurred is reasonably expected to be offset by future income or is available for carry back to previous years. The income tax benefit for Fiscal 2003 of $227,247 was offset by a valuation allowance. The income tax expense for Fiscal 2002 of $217,047 was primarily offset by our net operating loss carry-forward. As of September 30, 2003, we had approximately $5,900,000 of loss carry forwards available to offset future income. The realization of these benefits is contingent upon our future profitability.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $984,986 at September 30, 2003, compared to $1,230,915 at September 30, 2002, a decrease of 20.0%. This decrease was primarily attributable to the decrease in net income from operations.

Operating Cash Flow

         During Fiscal 2003, we had cash flows from operating activities of $2,297,416, compared to $1,704,380 in Fiscal 2002. This was the result of decreased payments related to accounts payable and accrued expenses. We expect that we will generate cash flow from operations in amounts sufficient to satisfy our short-term liquidity needs.

Investing Activities

         Cash used in investing activities decreased to $3,916,099 in Fiscal 2003, compared to $8,941,115 in Fiscal 2002, primarily due to the purchases of the Golden Gates property in Fiscal 2002.

Financing Activities

         Financing activities provided cash of $1,372,754 in Fiscal 2003, compared to cash provided of $6,679,885 in Fiscal 2002. Proceeds from other long term borrowing decreased from $7,651,049 in Fiscal 2002 to $3,062,903 in Fiscal 2003 due to the purchase of Golden Gates Casino in Fiscal 2002, which was offset by the purchase of Golden Gulch Casino in Fiscal 2003.

The principal payments on related party debt decreased from $342,252 in Fiscal 2002 to $187,605 in Fiscal 2003. Principal payments on other long term borrowings increased to $1,452,328 in Fiscal 2003 from $1,022,326 in Fiscal 2002.

         In October 2003, Princesa Partners refinanced its existing indebtedness by entering into a Loan Agreement for an aggregate amount of $5.65 million (the "Princesa Loan"). Concorde Cruises, Conami, and Concorde Gaming are co-borrowers under the Princesa Loan, and the Princesa Loan is secured by substantially all of the assets of Concorde Gaming, Conami, Concorde Cruises and Princesa Partners, including a ship mortgage on the Princesa in favor of the lender, First National Bank. This loan is due on demand, and, if no demand is made, is payable through October 2006. The Princesa Loan bears interest at 10.0% per annum with interest only payments during the months of October through December of each year. Monthly principal payments of $56,111 plus interest are due the remaining nine months of the year. Prior to the refinancing of the existing indebtedness of Princesa Partners, the company had not met its loan covenents for the year ended September 30, 2003. The Princesa Loan contains typical covenants, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

         In July 2002, Concorde Cripple Creek entered into a loan agreement with First National Bank, Rapid City, for the purchase of Golden Gates Casino property in Black Hawk, Colorado in the amount of $7,600,000. The allocation of the debt proceeds was as follows: $400,000 restricted cash reserved for debt service, $800,000 restricted cash for property improvements, and $6,400,000 for the purchase of the real estate. In order to finance, in part, the remodeling project, Concorde Cripple Creek entered into a Loan Modification Agreement in August 2003 pursuant to which Concorde Cripple Creek borrowed an additional $800,000 under the loan agreement with First National Bank, Rapid City.

RELATED PARTY FINANCING

         We have relied upon loans from Mr. Brustuen "Bruce" H. Lien, our majority shareholder, and BHL Capital, an affiliated entity of Mr. Lien, in order to obtain the necessary capital to purchase the interests in Casino Princesa and Princesa Partners from third-parties and to fund working capital shortages. In addition, Mr. Lien has been required to provide personal guarantees in order for the Company to obtain financing, including the Princesa Loan. See "Certain Relations and Related Transactions."

         During Fiscal 2002, we designated 3,500,000 shares of preferred stock as Series A Preferred shares, with a par value of $1.00 per share. Holders of Series A Preferred shares are entitled to receive cumulative dividends at a rate of 8% per annum. During Fiscal 2002, we issued BHL Capital 3,500,000 shares of our newly created Series A Preferred Stock in partial exchange for the cancellation of $3,500,000 of indebtedness payable to BHL Capital under a promissory note in the aggregate principal amount of $10,118,127. See "Certain Relations And Related Transactions."

FUTURE OPERATIONS

         We are looking forward to the upcoming year and the new opportunities the expanded Golden Gates Casino will offer the Company. We will continue to take advantage of the operational efficiencies of having the two casinos in Black Hawk, Colorado.

         By refinancing the Miami Operation's debt pursuant to the Princesa Loan, we have improved the monthly cash flow of our Miami Operations through a lower interest rate and a reduced principal payment. We plan to continue our marketing and promotions strategy to our slot player as the costs associated with slot machines is significantly lower that table games.

         Following is a schedule of our required future payments (excluding dividends on preferred stock and line of credit agreements) under our contractual obligations, including debt related to the purchase of the Golden Gulch Casino property and the Princesa Loan:

                                                                                    Payments Due by Period
                                                              ----------------------------------------------------------------
                                                                Less than       One to three     Four to five    Five years
        Contractual Obligations                  Total          one year           years            years       and thereafter
-----------------------------------------    --------------    -------------    -------------    -------------  --------------
Other long-term debt                         $ 14,935,400      $ 7,086,461      $ 1,226,043        $ 441,597     $ 6,181,299
Notes payable to related party                  6,368,415                -        6,368,415                -               -
Operating leases                                2,849,218          719,351        2,129,867                -               -
                                             ------------      -----------      -----------        ---------     -----------
Total contractual cash obligations           $ 24,153,033      $ 7,805,812      $ 8,620,925        $ 441,597     $ 6,181,299
                                             ============      ===========      ===========        =========     ===========

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

         There are many factors that affect our business and the results of its operations, some of which are beyond our control. The following is a description of some of the important factors that may cause our results of operations in future periods to differ from those currently expected or desired.

      - Due to our current indebtedness, our ability to obtain additional financing in the future and our flexibility in reacting to changes in the industry and economic conditions generally may be limited.

      - Our success is partially dependent on our ability to anticipate changing products and amenities and to efficiently develop and introduce new products and amenities that will gain customer acceptance. If we are unable to anticipate and introduce such products and amenities, such inability may have an adverse effect on our business.

      - Our gaming operations in Colorado are highly regulated by governmental authorities. We will also be subject to regulation in Florida if the State decides to regulate the day-cruise industry. In such an event, Native American gaming would also become more competitive. If we conduct gaming activities in any other jurisdiction, the authorities in that jurisdiction may also subject us to regulation. Changes in applicable laws or regulations governing the gaming industry could have a significant effect on our operations.

      - Our business is affected by changes in local, national and international general economic and market conditions in the locations where we operate and where our customers live. The Casino Princesa is particularly affected by the economic situation in Latin America and South America. Changes in economic conditions could have a material adverse effect on our business.

      - From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the law, affecting the gaming industry. It is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results.

      - Our success is partially dependent on attracting and retaining highly qualified management and gaming personnel. Our inability to recruit or retain such personnel could adversely affect our business.

      - The weather in Florida is a daily risk consideration. Air temperature, rain, high seas caused by winds, hurricanes and tropical storms affect daily passenger counts and may cause the cancellation of cruises.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by Regulation S-B are attached to this report beginning on page F-1. Reference is made to page F-1 of this report for an index to the financial statements and financial statement schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         Information is set forth below regarding each of our directors and executive officers, including the name and age of each executive officer, his or her principal occupation and business experience during the past five years and the date each first became an executive officer.

                                                        Principal Occupation or Employment
Name                      Age                               During the Past Five Years
----                      ---                           ----------------------------------
Brustuen "Bruce" H. Lien   76  Chairman of the Board of Directors since August 1990.  Mr. Lien previously served as our Chief
                                      Executive Officer and President.  Mr. Lien is also a principal and director of BHL
                                      Capital Corporation, a private investment company, and a director of Pete Lien & Sons,
                                      Inc., a private company that is a regional leader in the construction materials industry in the upper Midwest.

Jerry L. Baum              54  Chief Executive Officer since March 1997, President since June 1995, Chief Operating Officer since April 1995 and director since November 1995.  From October 1, 1993 to February 1995,
                                     Mr. Baum served as Project Director of the 4 Bears Casino.  Mr. Baum was Manager of
                                     Operations from March through October 1993 at the Royal River Casino, an Indian casino owned by the Flandreau Santee Sioux Tribe.  Previously, Mr. Baum was Director of Criminal
                                     Investigation for the State of South Dakota from February 1987 to 1991.

Deanna B. Lien             60  Secretary since March 28, 2000 and a director since August 1990. Ms. Lien previously served as our Vice President and Treasurer.

         At each annual meeting of shareholders, each director is elected to hold office until the next succeeding annual meeting or until their successor is duly elected and qualified. Two of the directors, Brustuen "Bruce" H. Lien and Deanna B. Lien, are husband and wife. None of our other directors or officers shares any family relationship to any other director or officer. Each of our executive officers is elected for a term of one year and serves until a successor is elected and qualified.

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

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics. Requests may be directed to Concorde Gaming Corporation, 3290 Lien Street, Rapid City, South Dakota 57709; attention Mr. Jerry L. Baum or by calling (605) 341-7738.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation paid by us to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                    COMPENSATION AWARDS
                                                         ANNUAL
                                                      COMPENSATION                  Securities Underlying
         Name and                                                                     Options/SARs (#)
    Principal Position            Year          Salary ($)        Bonus ($)              Options (#)
    ------------------            ----          ----------        ---------         ---------------------
Jerry L. Baum                     2003            120,000            -0-                    -0-
President and Chief               2002            120,000            -0-                    -0-
Executive Officer                 2001            120,000            -0-                    -0-

         The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, some benefits that are made available only to certain of our officers, such as the use of a company vehicle, are not described, as the monetary value of such benefits is less than ten percent of each of the named executive officer's annual salary and bonus.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no stock options granted to any of our executive officers during Fiscal 2003.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         No stock options were exercised by any of our executive officers during Fiscal 2003. The following table provides information relating to the number of unexercised options and the value of such unexercised options for the named executive officer as of September 30, 2003.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                         Value of Unexercised
                              Number of Securities Underlying            In-the-Money Options
                             Unexercised Options at FY-End (#)              at FY-End ($)(1)
    Name                         Exercisable/Unexercisable             Exercisable/Unexercisable
    ----                     ---------------------------------         -------------------------
Jerry L. Baum                          829,740/ 0                                $0/$0

(1) Based on the bid price of our common stock on September 30, 2003.

COMPENSATION OF DIRECTORS

         We do not compensate our directors for their services as directors or pursuant to any other arrangements. We reimburse our directors for expenses incurred related to their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of our common stock as of September 30, 2003, by
(1) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) our Chief Executive Officer and each of the named executive officers named in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

                                                                   Shares
                       Name                                 Beneficially Owned(1)              Percent of Class*
                       ----                                 ---------------------              -----------------
Brustuen "Bruce" H. Lien......................                 18,482,500(2)(4)                     68.3%
3290 Lien Street
Rapid City, SD  57702

Deanna B. Lien(2).............................                 18,482,500(3)(4)                     68.3%
3290 Lien Street
Rapid City, SD  57702

University of Wyoming Foundation..............                  1,800,000                            7.2%
P. O. Box 3963
Laramie, WY 82071

Jerry L. Baum.................................                    941,948(5)                         3.6%
3290 Lien Street
Rapid City, SD  57702

All executive officers and directors as a
group (3 persons).............................                 20,430,848(4)(5)                     73.2%

*  Based on 25,070,402 shares outstanding as of September 30, 2003

      1) Shares are considered beneficially owned, for purposes of this table, if held by the person indicated, if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such securities, or if the person has the right to acquire beneficial ownership within sixty days, unless otherwise indicated.

      2) This number includes the shares of common stock which are beneficially owned, or which may be deemed to be beneficially owned, by Brustuen "Bruce" H. Lien. For purposes of this table, the same shares may be deemed to be beneficially owned by Mr. Lien's wife, Deanna B. Lien.

      3) For purposes of this table, Deanna B. Lien is deemed to be the beneficial owner of the shares of common stock that may be deemed to be beneficially owned by her husband, Brustuen "Bruce" H. Lien.

      4) This number includes 2,000,000 shares of common stock that may be acquired by an affiliate of Mr. Lien pursuant to a currently exercisable warrant.

      5) This number includes 829,740 shares of common stock that may be acquired pursuant to currently exercisable stock options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about shares of our common stock that we may issue upon the exercise of options, warrants and rights under all of our existing compensation plans as of September 30, 2003.

NUMBER OF SECURITIES

                                                                                    REMAINING AVAILABLE FOR
                                                                                     FUTURE ISSUANCE UNDER
                              Number of securities to        Weighted-average         EQUITY COMPENSATION
                              be issued upon exercise       exercise price of           PLANS (EXCLUDING
                              of outstanding options,      outstanding options,     SECURITIES REFLECTED IN
                                warrants and rights        warrants and rights             COLUMN (a))
       PLAN CATEGORY                    (a)                        (b)                         (c)
       -------------          -----------------------      --------------------     -----------------------
Equity compensation plans              849,740                    $0.27                       839,960
approved by the security
holders(1)

     1) Represents options and shares issuable under our 1992 Performance Stock Option Plan and our 2000 Employee Stock Purchase Plan.

         In connection with the exchange agreement described below in Item 12, we cancelled the existing warrant to purchase 2,000,000 shares of common stock held by Bruce Lien and issued a new warrant to BHL Capital, at a decreased exercise price per share of $0.20 versus $1.00, and an extended maturity date of January 30, 2009 versus January 30, 2004. See "Certain Relationships and Related Transactions" below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On July 30, 2002, we entered into an exchange agreement with BHL Capital Corporation, a privately owned investment company owned by our majority shareholder Bruce Lien. Under the exchange agreement, we issued BHL Capital 3,500,000 shares of our newly created Series A Preferred Stock in partial exchange for the cancellation of $3,500,000 of indebtedness payable to BHL Capital under a promissory note in the aggregate principal amount of $10,118,127, referred to as the "Old Note." The Series A Preferred Stock has a liquidation preference of $1.00 per share and accrues dividends at 8% per annum on a cumulative basis, when and if declared by our board of directors. In conjunction with this exchange, the Old Note was cancelled and reissued in the principal amount of $6,618,127, with a maturity date of July 30, 2005 and a per annum interest rate of 8% for the first year. After the first year, the interest rate becomes variable at 3% per annum above the prime rate. In connection with the exchange agreement, we cancelled the existing warrant to purchase 2,000,000 shares of common stock held by Bruce Lien and issued a new warrant to BHL Capital at a decreased exercise price per share of $0.20 versus $1.00, and an extended maturity date of January 30, 2009 versus January 30, 2004.

         As of September 30, 2003, Mr. Lien has personally guaranteed $14,563,989 of indebtedness related to our operations.

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

         In connection with Gary R. Fish's agreement to become our Chief Financial Officer, on December 24, 2001, Mr. Fish purchased 1,000,000 shares of our common stock for an aggregate purchase price of $50,000 or $0.05 per share. The price per share represented the fair market value of our common stock on the date of purchase as determined by our board of directors. Mr. Fish resigned as our Chief Financial Officer in late November 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Reference is made to the Exhibit Index attached hereto and incorporated herein by reference.

(b)      Reports on Form 8-K:

         No current reports on Form 8-K were filed during the quarter ending September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONCORDE GAMING CORPORATION

January 9, 2004                            By  /s/ JERRY L. BAUM
                                              -------------------------
                                              Jerry L. Baum, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRUSTUEN H. LIEN            Chairman of the Board           January 9, 2004
------------------------------  of Directors
Brustuen "Bruce" H. Lien

/s/ JERRY L. BAUM               President, Chief Executive      January 9, 2004
------------------------------  Officer, Interim Chief
Jerry L. Baum                   Financial Officer and Director

/s/ DEANNA B. LIEN
------------------------------  Director                        January 9, 2004
Deanna B. Lien

/s/ THOMAS GOODRICH
------------------------------  Controller                      January 9, 2004
Thomas Goodrich

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
Financial Statements
Independent Auditors' Report.................................................................    F-2
Consolidated Balance Sheets at September 30, 2003 and 2002...................................    F-3
Consolidated Statements of Operations for the Years Ended
     September 30, 2003 and 2002.............................................................    F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years Ended September 30, 2003 and 2002.................................................    F-6
Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2003 and 2002.............................................................    F-7
Notes to Consolidated Financial Statements...................................................    F-8

                          INDEPENDENT AUDITOR'S REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CONCORDE GAMING CORPORATION
Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CONCORDE GAMING CORPORATION AND SUBSIDIARIES as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 17 to the consolidated financial statements, the Company changed its method in accounting for goodwill and other intangibles on October 1, 2002.

McGLADREY & PULLEN, LLP

Rapid City, South Dakota
December 23, 2003

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 2003 and 2002

ASSETS                                                                                        2003            2002
------                                                                                        ----            ----
Current assets
       Cash and cash equivalents                                                          $   984,986     $ 1,230,915
       Restricted cash                                                                        403,381         400,000
       Receivables - net of allowance for doubtful accounts
         of $194,669 in 2003 and $154,288 in 2002                                             191,990         168,823
       Inventory                                                                               39,915          47,933
       Prepaid expenses
          Dock lease                                                                           11,250         179,875
          Other                                                                                88,819         233,541
                                                                                          -----------     -----------
                    Total current assets                                                    1,720,341       2,261,087
                                                                                          -----------     -----------

Other assets                                                                                  124,807         151,373
                                                                                          -----------     -----------
Property and equipment
       Land                                                                                 2,737,338       2,103,668
       Parking lots                                                                         2,560,527       2,560,027
       Vessel and improvements                                                              9,901,844       9,772,658
       Gaming equipment, fixtures and furniture                                             6,358,088       4,863,945
       Vehicles                                                                               174,300         169,185
       Buildings and improvements                                                           5,235,515       3,477,334
       Restricted cash                                                                      1,199,268         633,891
                                                                                          -----------     -----------
                                                                                           28,166,880      23,580,708
       Less accumulated depreciation and amortization                                       5,496,030       4,040,470
                                                                                          -----------     -----------
                                                                                           22,670,850      19,540,238
                                                                                          -----------     -----------
Intangibles and other
       Dock rights, net                                                                       232,924         177,520
       Deferred financing costs, net                                                          399,531         502,779
       Goodwill                                                                               404,383       1,091,111
                                                                                          -----------     -----------
                                                                                            1,036,838       1,771,410
                                                                                          -----------     -----------

                                                                                          $25,552,836     $23,724,108
                                                                                          ===========     ===========

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                   2003              2002
------------------------------------                                   ----              ----
Current liabilities
      Notes payable - bank                                         $    495,994      $    546,210
      Current maturities of long-term debt                            7,086,461         1,386,529
      Accounts payable                                                1,527,316           421,517
      Accrued expenses
         Payroll and payroll taxes                                      463,838           445,811
         Accrued interest                                               115,083           145,779
         Accrued tax                                                    262,944                 -
         Other                                                          563,507           930,997
         Dividends payable                                              303,667            23,667
                                                                   ------------      ------------
            Total current liabilities                                10,818,810         3,900,510
                                                                   ------------      ------------

Long-term debt, less current maturities                               7,848,939        11,821,629
                                                                   ------------      ------------

Notes payable to related party                                        6,368,415         6,556,020
                                                                   ------------      ------------
Stockholders' equity (deficit)
      Preferred stock, par value $1.00 per share, authorized
        issued and outstanding 3,500,000 shares net of discount       3,425,000         3,425,000
      Common stock,  par value $.01 per share, 500,000,000
        shares authorized and 25,070,402 shares issued and
        outstanding                                                     250,704           250,704
      Additional paid-in capital                                      4,014,576         4,014,576
      Accumulated deficit                                            (7,173,608)       (6,244,331)
                                                                   ------------      ------------
      Total shareholders' equity                                        516,672         1,445,949
                                                                   ------------      ------------

      Total liabilities and shareholders' equity                   $ 25,552,836      $ 23,724,108
                                                                   ============      ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2003 and 2002

                                                           2003              2002
                                                       ------------      ------------
Revenues
       Gaming                                          $ 21,033,086      $ 20,543,636
       Food and beverage                                  1,312,821         1,855,529
       Other                                              1,908,052         1,430,061
                                                       ------------      ------------
             Gross revenues                              24,253,959        23,829,226
       Less: promotional allowance                        2,953,608         2,835,474
                                                       ------------      ------------
             Net revenues                                21,300,351        20,993,752
                                                       ------------      ------------
Costs and expenses:
       Casino                                            10,657,449         9,757,964
       Food and beverage                                  1,078,714         1,185,054
       Selling, general and administrative                5,872,320         6,653,189
       Depreciation and amortization                      1,799,162         1,429,938
       Loss on sale of equipment                              9,065             7,815
       Impairment loss on goodwill                          573,102                 -
                                                       ------------      ------------
                                                         19,989,812        19,033,960
                                                       ------------      ------------

             Income from operations                       1,310,539         1,959,792
                                                       ------------      ------------
Other income (expense):
       Interest income                                       12,663             3,303
       Other income                                           6,780            70,490
       Interest expense and financing costs:
          Related parties                                  (505,842)         (595,301)
          Other                                          (1,473,417)         (818,151)
                                                       ------------      ------------
                                                         (1,959,816)       (1,339,659)
                                                       ------------      ------------

             Income (loss) before income taxes             (649,277)          620,133

Income taxes                                                      -                 -
                                                       ------------      ------------
             Net income (loss)                         $   (649,277)     $    620,133

             Less preferred stock dividends                 280,000            46,667
                                                       ------------      ------------
             Net income (loss) applicable to common
                stockholders                           $   (929,277)     $    573,466
                                                       ============      ============

Basic and diluted income (loss) per share              $      (0.04)     $       0.02
                                                       ============      ============

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                  Additional
                                       Preferred     Common        paid-in       Accumulated
                                         Stock        stock        capital         deficit         Total
                                       ---------------------------------------------------------------------
Balance, September 30, 2001            $        -   $ 240,704    $ 3,899,576    $ (6,817,797)   $ (2,677,517)
  Issuance of 1,000,000 shares
    of common stock                             -      10,000         40,000               -          50,000
  Issuance of 3,500,000 shares
    of preferred stock, net
    of $75,000 discount                 3,425,000           -              -               -       3,425,000
  Issuance of warrant                           -           -         75,000               -          75,000
  Net income                                    -           -              -         620,133         620,133
  Preferred stock dividends                     -           -              -         (46,667)        (46,667)
                                       ---------------------------------------------------------------------
Balance, September 30, 2002            $3,425,000   $ 250,704    $ 4,014,576    $ (6,244,331)   $  1,445,949
  Net loss                                      -           -              -        (649,277)       (649,277)
  Preferred stock dividends                     -           -              -        (280,000)       (280,000)
                                       ---------------------------------------------------------------------
Balance, September 30, 2003            $3,425,000   $ 250,704    $ 4,014,576    $ (7,173,608)   $    516,672
                                       =====================================================================

See Notes to Consolidated Financial Statements.

                  CONCORDE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2003 and 2002

                                                                                       2003             2002
                                                                                   ----------------------------
Cash flows from operating activities:
      Net income (loss)                                                            $  (649,277)     $   620,133
      Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
              Depreciation and amortization                                          1,799,162        1,429,938
              Loss on disposal of property and equipment                                 9,065            7,815
              Loss on impairment of goodwill                                           573,102                -
              Provision for doubtful accounts                                           40,381         (111,687)
              Change in assets and liabilities:
                  Decrease (increase) in receivables                                   (63,548)          63,337
                  Decrease (increase) in prepaid expenses and inventory                321,365         (277,522)
                  Increase (decrease) in accounts payable and accrued expenses         267,166          (27,634)
                                                                                   ----------------------------
                          Net cash provided by operating activities                  2,297,416        1,704,380
                                                                                   ----------------------------

Cash flows from investing activities:
      Purchase of property and equipment                                            (3,245,048)      (7,382,443)
      Purchase of intangibles                                                         (135,859)        (527,129)
      Proceeds from sale of property and equipment                                       7,000            5,447
      Increase in restricted cash                                                     (568,758)      (1,033,891)
      Increase (decrease) in other assets                                               26,566           (3,099)
                                                                                   ----------------------------
                          Net cash used in investing activities                     (3,916,099)      (8,941,115)
                                                                                   ----------------------------

Cash flows from financing activities:
      Net change in short-term borrowings, other                                       (50,216)         366,414
      Proceeds from long-term borrowings, other                                      3,062,903        7,651,049
      Principal payments on long-term borrowings, related parties                     (187,605)        (342,252)
      Principal payments on long-term borrowings, other                             (1,452,328)      (1,022,326)
      Proceeds from sale of stock                                                            -           50,000
      Preferred dividends paid                                                               -          (23,000)
                                                                                   ----------------------------
                          Net cash provided by financing activities                  1,372,754        6,679,885
                                                                                   ----------------------------

                          Net decrease in cash and cash equivalents                   (245,929)        (556,850)
Cash and cash equivalents:
Beginning                                                                            1,230,915        1,787,765
                                                                                   ----------------------------

Ending                                                                             $   984,986      $ 1,230,915
                                                                                   ============================

See Notes to Consolidated Financial Statements.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:

Concorde Gaming Corporation and its subsidiaries (the "Company") owns and operates the Golden Gates Casino and Golden Gulch Casino in Black Hawk, Colorado and Casino Princesa, an offshore gaming vessel in Miami, Florida.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Concorde Gaming Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Significant wholly-owned subsidiaries at September 30, 2003 include Concorde Cripple Creek, Inc., Concorde Black Hawk, Inc., Concorde Cruises, Inc., Conami Inc. and Bayfront Valet.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Casino Princesa extends credit to its customers, following an investigation of creditworthiness, on terms that it establishes for each customer, primarily on an unsecured basis. The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Colorado state law does not allow the granting of credit at the Colorado casinos.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Assets are depreciated over their estimated useful lives or amortized over their lease terms using the straight-line or accelerated methods. Estimated useful lives for furniture, gaming equipment, and vehicles are five to seven years, for leasehold improvements the life of the underlying lease, for vessel and improvements 10 to 30 years, and for buildings and improvements 30 to 39 years.

LONG-LIVED ASSETS:

The Company periodically evaluates the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. The Company engaged an independent company to perform an analysis of goodwill as of September 30, 2003. Based on the goodwill analysis, the Company determined that there was no impairment of long-lived assets at its Black Hawk operations, but determined that there was impairment of long-lived assets at its Miami operations. (See Note 17 - Goodwill and Other Intangible Assets)

DOCKING RIGHTS:

Dock rights are amortized over the term of the agreement using the straight-line method.

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ADVERTISING COSTS:

The Company follows the policy of charging the costs of advertising to expense as incurred. Included in selling, general and administrative expenses are $1,288,018 and $1,574,856 of advertising expense for the years ended September 30, 2003 and 2002, respectively.

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

EARNINGS (LOSS) PER SHARE:

The Company follows the provisions of SFAS No. 128, Earnings per Share that requires the reporting of basic earnings (loss) per share and diluted earnings
(loss) per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share. The provisions of SFAS No. 128 have been applied to all periods presented in the accompanying financial statements. In Fiscal 2003 and 2002 basic net earnings (loss) per share was the same as diluted earnings (loss) per share.

                             YEAR ENDED SEPTEMBER 30, 2003           YEAR ENDED SEPTEMBER 30, 2002
                             (LOSS)       SHARES        (LOSS)     INCOME         SHARES      EARNINGS
                          (NUMERATOR)  (DENOMINATOR)  PER SHARE  (NUMERATOR)  (DENOMINATOR)   PER SHARE
                          -----------  -------------  ---------  -----------  -------------   ---------
Basic and Diluted EPS     $(929,277)    25,070,402     $(0.04)    $ 573,466     24,820,402     $ 0.02
                          =========     ==========     ======     =========     ==========     ======

For Fiscal 2003 and 2002 options and warrants outstanding (notes 6 and 8) are not included in the computation of diluted EPS because the effect is anti-dilutive or the exercise price was greater than the average market price of the common shares.

NOTE 2. RESTRICTED CASH

Cash restricted by lenders as of September 30, 2003 and 2002 consists of the following:

                                   2003                             2002
                               ------------                     ------------
Restricted for debt payments   $    403,381                     $    400,000
Restricted for equipment
 and property improvements        1,199,268                          633,891
                               ------------                     ------------
                               $  1,602,649                     $  1,033,891
                               ============                     ============

NOTE 3. NOTES PAYABLE TO BANK

The Company had outstanding borrowings of $495,994 and $546,210 under a $650,000 revolving bank line of credit at September 30, 2003 and 2002, respectively. The line of credit was paid off on October 31, 2003. The loan was secured by substantially all assets of the Casino Princesa and is personally guaranteed by the majority stockholder.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4. NOTES PAYABLE TO RELATED PARTY

NOTES PAYABLE TO RELATED PARTY AS OF SEPTEMBER 30, 2003 AND 2002 CONSIST OF:

                                                         2003           2002
                                                         ----           ----
Unsecured note payable to a company controlled by
  the Company's majority stockholder with interest
  of 8% to July 31, 2003 and then interest at the
  prime rate plus 3.0% for the balance of the term
  of the note that is due July 30, 2005               $6,368,415     $6,556,020
                                                      ==========     ==========

NOTE 5. LONG-TERM DEBT

Long term debt as of September 30, 2003 and 2002 consists of:

                                                            2003              2002
                                                            ----              ----
      10.625% note payable to a bank (Vessel Loan),
monthly installments of $130,258 including
interest, guaranteed by majority stockholder (A)(C)     $  4,373,013      $  5,409,124
      Notes payable to a bank, monthly installments
of $74,267 including interest at a prime rate plus
3.0%, due August 2009, secured by a mortgage on
land and building, and guaranteed by majority
stockholder (B)                                            8,110,976         7,581,149
      Notes payable to a bank, monthly payments of
interest only at an interest rate of 10.0%, due
March 2004, secured by a mortgage on land and
building, and guaranteed by majority stockholder           2,080,000                 -
      Other notes, due in various monthly
installments to March 2007, at various rates from
6.5% to 15.5%, secured in part by property and
equipment                                                    371,411           217,885
                                                        ------------      ------------
                                                          14,935,400        13,208,158
Less current maturities                                    7,086,461        (1,386,529)
                                                        ------------      ------------
                                                        $  7,848,939      $ 11,821,629
                                                        ============      ============

         (A). This note was paid off on October 31, 2003 with loan proceeds from new lender. Prior to refinancing this loan, the Company had not met its loan covenants for the year ended September 30, 2003.
              This loan is due on demand, and, if no demand is made, is payable through October 2006. (See note 15)

         (B). On August 29, 2003, an additional loan of $800,000 was added to the current bank note for use in the remodel of Golden Gates Casino. The terms of the note remain the same.

         (C). Loan contains typical covenants with respect to the Casino Princesa, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The future aggregate annual maturities of long-term debt at September 30, 2003 are as follows:

Fiscal year ending:
2004                                                   $      7,086,461
2005                                                            414,320
2006                                                            398,271
2007                                                            413,452
2008                                                            441,597
2009                                                          6,181,299
                                                       ----------------
                                                       $     14,935,400
                                                       ================

NOTE 6. PREFERRED STOCK AND WARRANTS TRANSACTION

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7. INCOME TAXES

The income tax provision (benefit) for the years ended September 30, 2003 and 2002 is as follows:

                                                          2003           2002
                                                         -----          -----
Current, Federal and State                               $  --          $  --
Deferred                                                    --             --
                                                         -----          -----
                                                         $  --          $  --
                                                         =====          =====

The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory tax rate of 35 % to pretax income (loss) due to the following:

                                                        2003          2002
                                                     ---------      ---------
Computed "expected" tax expense (benefit)            $(227,247)     $ 217,047
Valuation allowance                                    210,000             --
Tax benefit from net operating loss carry-forward           --       (200,000)
Other                                                   17,247        (17,047)
                                                     ---------      ---------
                                                     $      --      $      --
                                                     =========      =========

Net deferred tax asset (liabilities) are as follows:

                                                    2003             2002
                                                 -----------      -----------
Deferred tax assets:
   Intangibles                                   $   329,000      $   302,000
   Net operating loss                              2,138,000        1,802,000
   Accrued interest                                  772,000          840,000
   Allowance for doubtful accounts and other         111,000          118,000
                                                 -----------      -----------
                                                   3,350,000        3,062,000
   Valuation allowance                            (2,507,000)      (2,297,000)
                                                 -----------      -----------
   Deferred tax liabilities                          843,000          765,000
   Property and equipment                           (843,000)        (765,000)
                                                 -----------      -----------
          Net                                    $        --      $        --
                                                 ===========      ===========

During the year ended September 30, 2003, the Company increased the valuation allowance by $210,000 on the deferred tax assets to reduce the total to an amount that management believes will be ultimately realized. During the year ended September 30, 2002, the Company reduced the valuation allowance by $200,000 as a result of utilizing a net operating loss carry-forward. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net Operating Loss carry-forwards available for federal income tax purposes of approximately $5,900,000 will begin to expire in the year ending September 30, 2014.

NOTE 8. STOCK OPTION PLAN

The Company has reserved 1,689,700 shares of its common stock for issuance under the 1992 Performance Stock Option Plan (the "Plan"). The Plan allows for the issuance of incentive stock options and nonqualified stock options to certain officers, directors, and employees of the Company. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while nonqualified stock options may be granted at prices less than fair market value on the date of grant. At September 30, 2003, 849,740 incentive stock options were issued and outstanding under the Plan. The options were granted at exercise prices ranging from $0.15 to $0.42 per share and vest ratably over a five-year period. Options for the purchase of 829,740 shares were vested at September 30, 2003.

Summarized information for all options is as follows for the years ended September 30:

                                           2003                           2002
                                ---------------------------     ---------------------------
                                                 WEIGHTED                        WEIGHTED
                                                 AVERAGE                          AVERAGE
                                                 EXERCISE                        EXERCISE
      Outstanding                 OPTIONS         PRICE           OPTIONS          PRICE
                                -----------     -----------     -----------     -----------
Beginning of year                   849,740     $      0.27         849,740     $      0.27
Granted                                  --              --              --     $        --
Exercised                                --              --              --     $        --
Cancelled                                --              --              --     $        --
                                -----------                     -----------
End of year                         849,740     $      0.27         849,740     $      0.27
                                ===========                     ===========

Exercisable at end of year          829,740     $      0.27         829,740     $      0.27
                                ===========                     ===========

Options available for grant         839,960                         839,960
                                ===========                     ===========

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about the options outstanding at September 30, 2003:

    Range of                            Remaining        Average                     Average
    Exercise              Number       Contractual      Exercise         Number      Exercise
     Prices            Outstanding        Life            Price       Exercisable     Price
    --------           -----------     -----------      --------      -----------    --------
$ 0.15 - $ 0.25           490,000           3.7           $ 0.18         490,000       $ 0.18
$ 0.40 - $ 0.42           359,740           2.4           $ 0.40         339,740       $ 0.40
                          -------                                        -------
                          849,740           3.1           $ 0.27         829,740       $ 0.27
                          =======                                        =======

No options were granted in Fiscal 2003 and 2002.

The Company has adopted the disclosures-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB 25, no compensation cost has been recognized in the financial statements for the Stock Option Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS 123, the Company's net earnings per common and common equivalent share would have been decreased to the pro forma amounts below for the years ended September 30:

                                                                  2003            2002
                                                              -----------     -----------
Net income (loss) - as reported                               $  (929,277)    $   573,466
Net income (loss) - pro forma                                 $  (930,637)    $   572,106
Basic and diluted earnings (loss) per share - as reported     $     (0.04)    $      0.02
Basic and diluted earnings (loss) per share - pro forma       $     (0.04)    $      0.02



NOTE 9. RELATED PARTY TRANSACTIONS

Rent expense to a company controlled by the Company's majority stockholder totaled $32,372 and $32,072 for the years ended September 30, 2003 and 2002, respectively, for an office space lease that is leased month-to-month.

Interest expense and related financing costs on notes payable to the majority stockholder and a company controlled by the majority stockholder was $505,842 and $595,301 for the years ended September 30, 2003 and 2002, respectively.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10. ASSET ACQUISITIONS

In December 2002, the Company purchased the Golden Gulch Casino real estate. Debt was incurred in the amount of $2,080,000 for the purchase. Per the debt agreement, allocation of the debt proceeds was as follows: $501,789 restricted cash for property improvements, and $1,578,211 for purchase of the real estate.

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

NOTE 11. CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has several noncancelable operating leases, primarily for dock and casino property, that expire over the next five years. These leases generally contain renewal options for periods ranging one to ten years and require the Company to pay all executory costs such as maintenance and insurance. The Company also leases gaming equipment on a month-to-month basis. Rental expense for operating leases during the years ended September 30, 2003 and 2002 was $1,358,204 and $1,624,442 respectively.

The future aggregate minimum lease payments as of September 30, 2003 are due as follows:

Fiscal year ending
     2004                      $   719,351
     2005                          690,195
     2006                          713,441
     2007                          726,231
                               -----------
                               $ 2,849,218
                               ===========

CONSTRUCTION:

The Company has signed a construction agreement totaling approximately $1,294,000 for the remodeling of the Golden Gates Casino. Restricted cash of $1,199,000 is available to be used for this construction.

RETIREMENT PLANS:

The Company has a defined contribution 401(k) profit sharing plan covering substantially all eligible employees. Employer contributions under the Plan are discretionary and vest ratably over a six-year period. Employer contributions totaled $39,004 and 35,609 during the years ended September 30, 2003 and 2002, respectively.

2000 Employee Stock Purchase Plan:

In Fiscal 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") under which certain employees who meet minimum employment criteria are eligible to participate. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the fair market value of the stock. Annual purchases are limited to $10,000 per employee. The Purchase Plan, which has not been implemented as of September 30, 2003, will expire in 2011 unless terminated earlier by the Purchase Plan administrator. The total number of shares reserved for purchase under the Purchase Plan is 2,000,000 shares.

LITIGATION:

The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by insurance or are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

PERSONAL PROPERTY TAXES:

In 2003 the Company received a notice of personal property taxes due in the amount of approximately $165,000 from Dade County, Florida, where the Company docks the Casino Princesa. The Company disagrees with the proposed assessment and intends to appeal it in 2004. Management is unable to determine the likelihood of success in defending against this proposed assessment.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13. DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

         The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

         The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

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

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Financial information in $1,000's with respect to the reportable segments is as follows:

                                                Miami Operations          Black Hawk Operations             Total
                                               2003           2002           2003         2002        2003         2002
                                             ----------------------------------------------------------------------------
Revenues
    Gaming                                   $ 12,201       $ 12,922       $ 8,832      $ 7,621      $21,033      $20,543
    Food and beverage                           1,135          1,672           178          183        1,313        1,855
    Other                                       1,853          1,374            56           57        1,909        1,431
                                             ----------------------------------------------------------------------------
       Gross revenues                          15,189         15,968         9,066        7,861       24,255       23,829
    Less promotional allowance                  2,787          2,665           167          171        2,954        2,836
                                             ----------------------------------------------------------------------------
       Net revenues                            12,402         13,303         8,899        7,690       21,301       20,993
                                             ----------------------------------------------------------------------------

Cost and expenses
    Gaming                                      5,934          5,708         4,724        4,050       10,658        9,758
    Food and beverage                             936          1,039           143          146        1,079        1,185
    Selling, general and administrative         4,214          4,990           654          597        4,868        5,587
    Depreciation and amortization                 955            970           773          394        1,728        1,364
    Impairment loss on goodwill                   573              -             -            -          573            -
    Loss on sale of equipment                       -              -             9            8            9            8
    Interest expense                              670            701           801          113        1,471          814
                                             ----------------------------------------------------------------------------
       Total costs and expenses                13,282         13,408         7,104        5,308       20,386       18,716
                                             ----------------------------------------------------------------------------
    Segment profit (loss)                    $   (880)      $   (105)      $ 1,795      $ 2,382      $   915      $ 2,277
                                             ============================================================================

Segment assets                               $  9,658       $ 11,435       $15,467      $11,708      $25,125      $23,143
                                             ============================================================================

Expenditures for property and equipment      $    236       $    550       $ 3,822      $ 6,885      $ 4,058      $ 7,435
                                             ============================================================================

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                       2003                 2002
                                                    ----------           ----------
PROFIT

Total profit of reportable segments                 $      915           $    2,277
                                                    ----------           ----------
   Unallocated amounts
      Income
          Interest income                                   13                    3
          Other                                              6                   71
                                                    ----------           ----------
              Total income items                            19                   74

      Expense
          General and administrative                     1,004                1,066
          Depreciation & administration                     71                   66
          Corporate interest                               508                  599
                                                    ----------           ----------
              Total expense items                        1,583                1,731
                                                    ----------           ----------

      Consolidated net (loss) income                      (649)                 620
                                                    ==========           ==========

ASSETS

      Assets of reportable segments                     25,125               23,143
      Corporate cash and other                             151                  293
      Corporate property and equipment                     277                  288
                                                    ----------           ----------
          Consolidated assets                           25,553               23,724
                                                    ==========           ==========

NOTE 15. SUBSEQUENT EVENTS

         In October 2003, Princesa Partners refinanced its existing indebtedness by entering into a Loan Agreement for an aggregate amount of $5.65 million (the "Princesa Loan"). Concorde Cruises, Conami, and Concorde Gaming are co-borrowers under the Princesa Loan, and the Princesa Loan is secured by substantially all of the assets of Concorde Gaming, Conami, Concorde Cruises and Princesa Partners, including a ship mortgage on the Princesa in favor of the Lender, First National Bank. The Vessel Loan bears interest at 10.0% per annum with interest only payments during the months of October through December of each year. Principal payments of $56,111 plus interest are due the remaining 9 months of the year. The Vessel Loan contains typical covenants, including net worth restrictions, debt service requirements and limitations on the amount of debt that can be incurred.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16. SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                                          2003        2002
                                                                       ----------  -----------
Cash payments for interest                                             $2,009,955  $   892,027
Supplemental Schedule of Non-cash Investing and Financing Activities
         Accounts payable incurred for purchase of equipment              721,418       32,584
         Long-term debt incurred for purchase of equipment                116,667      122,833
         Debt exchanged for preferred stock and warrants (note 5)              --    3,500,000
         Property exchange (note 9)                                            --    1,177,085

NOTE 17. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142

On October 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

In accordance with the initial adoption of SFAS No. 142, each reporting unit with assigned goodwill is to be valued as an operating entity. The Company has two reporting units, the Casino Princesa in Miami Florida (Miami operations), and the two casinos in Black Hawk, Colorado (Blackhawk operations). If the fair value of a reporting unit is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the reporting unit, the assets and liabilities of the reporting unit will need to be valued. The difference between the fair value of the reporting unit and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment charge will be recognized.

As of October 1, 2002, the Company had approximately $1,091,000 of unamortized goodwill. Approximately $573,000 of the total related to the acquisition of a controlling interest in the Miami properties in 1997, while the remainder related primarily to the Golden Gates Casino acquisition in December 1997.

CONCORDE GAMING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company engaged an independent company to assist in its initial and annual valuation of its two reporting units. The fair value of the operating entities was determined using a combination of a discounted cash flow model and a guideline public company method using market based-valuation multiples. Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and determined that no impairment existed at October 1, 2002. However, during the fourth quarter of 2003, the Company completed its annual impairment testing of goodwill and determined that impairment existed at its Miami operation due to unexpected deterioration in passenger counts and reduced expectations for revenue growth. Accordingly, an impairment charge of approximately $573,000 was recorded in the fourth quarter of 2003 representing all of the goodwill previously recorded for the Miami operations.

For the year ended September 30, 2002 the Company recorded goodwill amortization of approximately $174,000. If SFAS No. 142 had been in effect for the year ended September 30, 2002 the Company would have reported the following:

                                                                                          2002
                                                                                        --------
Net income available to common
  stockholders as reported .......................................................      $573,466
Add back: Goodwill amortization ..................................................       174,084
Adjusted net income ..............................................................      $747,550
Net income per share as reported
Basic and Diluted ................................................................      $    .02
Net income per share as adjusted
Basic and Diluted ................................................................      $    .03

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995).

3.2 Articles of Amendment to Articles of Incorporation filed on July 31, 2002 (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

3.3 Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000).

4.1 Warrant dated July 30, 2002 to Purchase 200,000 shares of Common Stock in the name of BHL Capital Corporation (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2002).

10.1 1992 Performance Stock Option Plan (incorporated by reference to Exhibit 10 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 24, 1992 (File No. 33-52388)).

10.2 2000 Employee Stock Purchase Agreement (incorporated by reference to Attachment 1 of the Company's Proxy Statement filed with the Securities Exchange Commission on January 19,
                  2000).

10.3              Indemnification Agreement between the Company and Bruce H.
                  Lien (incorporated by reference to an Exhibit of the Company's Annual Report on Form 10-KSB for the year ended September 30,
                  1995).

10.4              Lease between Elevation 8000+ and Concorde Cripple Creek, Inc.
                  dated July 21, 1997 (incorporated by reference to Exhibit
                  10.15 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997).

10.5 Use Agreement dated June 25, 1997, by and between Casino Princesa and Bayfront Park Management Trust (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997).

10.6 Third Amendment to Use Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended September 30,
                  2002).

10.7 First Amendment to Lease between Concorde Cripple Creek and Elevation 8000+ LLC, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998).

10.8 Promissory Note in the amount of $10,398,272 to the order of BHL Capital Corporation dated October 1, 2001 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.9 Sublease between the Company and KMM Parking L.L.C. dated December 30, 1998 (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000).

10.10 Exchange Agreement dated July 30, 2002, by and among the Company, BHL Capital Corporation and Brustuen H. Lien (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2002).

10.11 Promissory Note dated July 30, 2002 in the aggregate principal amount of $6,618,127.68 payable to the order of BHL Capital Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.12 Loan Agreement dated July 31, 2002 between Concorde Cripple Creek, Inc. and First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2002).

10.13 Loan Modification Agreement dated August 29, 2003 between Concorde Cripple Creek, Inc., the Company and First National Bank, Rapid City, South Dakota. Filed herewith.

10.14 Promissory Note in the amount of $7,600,000.00 by Concorde Cripple Creek, Inc. dated July 31, 2002 payable to the order of First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.15 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 31, 2002 by and among Concorde Cripple Creek, Inc., the Public Trustee of Gilpin County, Colorado and First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.16 Amendment, dated August 29, 2003, to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 31, 2002 by and among Concorde Cripple Creek, Inc., the Public Trustee of Gilpin County, Colorado and First National Bank, Rapid City, South Dakota. Filed herewith.

10.17 Guaranty dated July 31, 2002 by and among First National Bank, Rapid City, South Dakota and the Company, as guarantor (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2002).

10.18 Subordination Agreement dated July 31, 2002, between the Company and First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2002).

10.19 Loan Agreement dated December 4, 2002 between Concorde Blackhawk Corporation and First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002).

10.20 Deed of Trust, Assignment of Leases and Rents, and Fixture Filing dated December 4, 2002 by and among Concorde Blackhawk Corporation, the Public Trustee of Gilpin County, Colorado and First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002).

10.21 Promissory Note dated December 4, 2002 in the principal amount of $2,080,000 payable to the order of First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit
                  10.30 of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002).

10.22 Loan Agreement dated October 31, 2003 between Princesa Partners, Concorde Cruises, Inc., Conami, Inc., Bayfront Valet, LLC, the Company and First National Bank. Filed herewith.

10.23 Promissory Note dated October 31, 2003 in the principal amount of $5,050,000 payable to the order of First National Bank. Filed herewith.

10.24 Revolving Promissory Note dated October 31, 2003 in the principal amount of $300,000 payable to the order of First National Bank. Filed herewith.

10.25 Promissory Note dated October 31, 2003 in the principal amount of $300,000 payable to the order of First National Bank. Filed herewith.

10.26 First Preferred Ship Mortgage dated October 31, 2003 by Princesa Partners in favor of First National Bank. Filed herewith.

21                Subsidiaries of the Registrant. Filed herewith.

23                Consent of Independent Auditors. Filed herewith.

31 Rule 13a-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer. Filed herewith.