Form 10KSB/A
period 2003-09-30
CONCORDE GAMING CORP
filed 2004-01-15
CIK 215503

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                 FORM 10-KSB/A
                                Amendment No. 1


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

                                EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-KSB/A amends the Registrant's Annual Report on Form 10-KSB as filed by the Registrant on January 13, 2004, and is being filed solely to amend and restate Note 15 to the financial statements required by Regulation S-B included under Item 7. For the reader's convenience, the Registrant is re-filing its original Report in its entirety with Note 15 amended and restated as set forth herein.

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

                           CONCORDE GAMING CORPORATION

                                  (Registrant)



January 15, 2004                           By  /s/ JERRY L. BAUM

                                              -------------------------
                                              Jerry L. Baum, President

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

10.12 Loan Agreement dated July 31, 2002 between Concorde Cripple Creek, Inc. and First National Bank, Rapid City, South Dakota (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2002).


10.13* Loan Modification Agreement dated August 29, 2003 between Concorde Cripple Creek, Inc., the Company and First National Bank, Rapid City, South Dakota.


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


10.16* Amendment, dated August 29, 2003, to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 31, 2002 by and among Concorde Cripple Creek, Inc., the Public Trustee of Gilpin County, Colorado and First National Bank, Rapid City, South Dakota.


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


10.22* Loan Agreement dated October 31, 2003 between Princesa Partners, Concorde Cruises, Inc., Conami, Inc., Bayfront Valet, LLC, the Company and First National Bank.



10.23* Promissory Note dated October 31, 2003 in the principal amount of $5,050,000 payable to the order of First National Bank.



10.24* Revolving Promissory Note dated October 31, 2003 in the principal amount of $300,000 payable to the order of First National Bank.



10.25* Promissory Note dated October 31, 2003 in the principal amount of $300,000 payable to the order of First National Bank.



10.26* First Preferred Ship Mortgage dated October 31, 2003 by Princesa Partners in favor of First National Bank.



21*               Subsidiaries of the Registrant.

23                Consent of Independent Auditors. Filed herewith.

31 Rule 13a-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer. Filed herewith.


*  Previously filed.